Form 10-Q
period 2018-06-30
Kezar Life Sciences, Inc.
filed 2018-08-09
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-38542

Kezar Life Sciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3366145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Shoreline Court, Suite 300

South San Francisco, CA, 94080

(650) 822-5600

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of Aug 8, 2018, the registrant had 19,108,221 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our plans to develop and commercialize our product candidates;
•	the initiation, timing, progress and results of our current and future clinical trials and our research and development programs;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to obtain regulatory approval of our current and future product candidates;
•	our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
•	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	our intellectual property position and the duration of our patent rights;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	our failure to remediate the material weakness in our internal control over financial reporting;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to compete in the markets we serve;
•	the impact of government laws and regulations;
•	developments relating to our competitors and our industry; and
•	the factors that may impact our financial results.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements in this report, whether as a result of new information, future events or otherwise, after the date of this report.

Unless the context otherwise requires, the terms “Kezar,” “Kezar Life Sciences,” “the company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to Kezar Life Sciences, Inc. and our wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$101,973	$51,033
Marketable securities	16,412	—
Prepaid expenses	1,538	785
Other current assets	661	508
Total current assets	120,584	52,326
Restricted cash	—	13
Property and equipment, net	4,805	1,540
Other assets	282	343
Total assets	$125,671	$54,222
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,105	$547
Accrued liabilities	2,007	911
Deferred rent, current	332	—
Other liabilities, current	158	26
Total current liabilities	3,602	1,484
Deferred rent, noncurrent	2,728	494
Total liabilities	6,330	1,978
Redeemable convertible preferred stock, $0.001 par value, zero and 75,533,240 shares authorized as of June 30, 2018 and December 31, 2017, respectively; zero and 12,263,126 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	77,931
Stockholders' equity (deficit):
Common stock, $0.001 par value, 125,000,000 and 96,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 19,108,221 and 948,578 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	19	5
Preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized as of June 30, 2018 and December 31, 2017, respectively; zero shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	157,192	447
Accumulated other comprehensive loss	(120)	(111)
Accumulated deficit	(37,750)	(26,028)
Total stockholders' equity (deficit)	119,341	(25,687)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$125,671	$54,222

See accompanying notes to the consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,228	$1,445	$8,800	$3,276
General and administrative	1,722	436	3,236	862
Total operating expenses	6,950	1,881	12,036	4,138
Loss from operations	(6,950)	(1,881)	(12,036)	(4,138)
Interest income	175	1	314	1
Net loss	$(6,775)	$(1,880)	$(11,722)	$(4,137)
Net loss per common share, basic and diluted	$(3.31)	$(3.30)	$(8.35)	$(7.67)
Weighted-average shares used to compute net loss per common share, basic and diluted	2,044,027	569,364	1,404,392	539,419

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(6,775)	$(1,880)	$(11,722)	$(4,137)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	14	42	(9)	45
Total other comprehensive (loss) income, net of tax	14	42	(9)	45
Comprehensive loss	$(6,761)	$(1,838)	$(11,731)	$(4,092)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,722)	$(4,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	87
Stock-based compensation	1,114	76
Loss on disposal of property and equipment	97	—
Changes in operating assets and liabilities
Prepaid expenses & other current assets	(949)	(715)
Other assets	61	1
Accounts payable & accrued liabilities	548	370
Other liabilities, current	(8)	(2)
Deferred rent	(137)	5
Net cash used in operating activities	(10,715)	(4,315)
Cash flows from investing activities:
Purchases of property and equipment	(915)	—
Purchases of marketable securities	(16,412)	—
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(17,317)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	78,782	—
Proceeds from issuance of preferred stock, net of issuance costs	—	42,414
Proceeds from the exercise of stock options	213	—
Net cash provided by financing activities	78,995	42,414
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(36)	45
Net increase in cash, cash equivalents and restricted cash	50,927	38,144
Cash, cash equivalents and restricted cash at the beginning of period	51,046	9,760
Cash, cash equivalents and restricted cash at the end of period	$101,973	$47,904
Supplemental disclosures of noncash financing information:
Reclassification of employee stock liability to equity upon vesting	$24	$12
Addition of tenant improvement paid by landlord	$2,703	$—
Purchase of property and equipment in accounts payable	$35	$—
Conversion of redeemable convertible preferred stock into common stock	$77,931	$—
Unpaid initial public offering costs	$1,141	$—

See accompanying notes to the unaudited interim condensed consolidated financial statements

Kezar Life Sciences, Inc

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the Company) was incorporated in Delaware on February 19, 2015, and commenced operations in June 2015. The Company is a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. The Company’s lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers and is now enrolling a Phase 1b/2 clinical trial in lupus and lupus nephritis. The Company is also leveraging its protein secretion pathway platform to discover and develop small molecule therapies targeting cancer and immuno-oncology. To date, the Company’s primary activities have been related to the establishment of its facilities, recruitment of personnel and conducting development of its product candidates, including clinical trials. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

Reverse Stock Split

On June 8, 2018, the Company filed an Amended and Restated Certificate of Incorporation effecting a 1-for-5.62 reverse stock split of its issued and outstanding shares of common stock and redeemable convertible preferred stock. The par value of the authorized stock was not adjusted as a result of the reverse stock split. In connection with the reverse stock split, the filed Amended and Restated Certificate of Incorporation also adjusted the minimum price per share required in a firm-commitment underwritten public offering of the Company’s common stock in order for the preferred stock to automatically convert to common stock. The minimum price post-split was $15.884 and was adjusted to $7.942. The Company did not adjust the number of authorized shares of common stock or redeemable convertible preferred stock. Other than the par value and the number of authorized shares of common stock, all share and per share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

Initial Public Offering

On June 25, 2018, the Company completed its initial public offering (“IPO”), whereby the Company issued 5,750,000 shares of its common stock (inclusive of 750,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on June 21, 2018. The net proceeds received by the Company from the offering were approximately $77.6 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $8.6 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 12,263,126 shares of common stock. Additionally, the Company is now authorized to issue 125,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $37.8 million as of June 30, 2018. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-225194), which was filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424 on June 21, 2018 (the “Prospectus”), have had no material changes during the three and six months ended June 30, 2018.

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd, which is a proprietary company limited by shares. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and six months ended June 30, 2017 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2018 and its results of operations for the three and six months ended June 30, 2017 and 2018 and cash flows for the six months ended June 30, 2017 and 2018. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The balance sheet as of December 31, 2017, included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Prospectus.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, stock-based compensation, and accrued research and development costs. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of corporate debt securities and highly liquid money market funds.

Restricted cash consisted of deposits at the bank held as collateral for the Company’s credit card program. The collateral requirement was removed and released in May 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$101,973	$51,033
Restricted cash	—	13
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$101,973	$51,046

Marketable Securities

All marketable securities have been classified as “available-for-sale” in accordance with the Company’s investment policy and cash management strategy. Short-term marketable securities mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ deficit until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019. Management does not expect the adoption of ASU 2016-02 to have a material effect on its business. The Company is currently evaluating the effect the update will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award requires the Company to apply modification accounting. This ASU will be effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 noting it did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company has evaluated the potential impact of this guidance and does not believe that it will have a material impact on the Company’s financial statements.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Where quoted prices for identical securities are available in an active market, securities are classified as Level 1 of the valuation hierarchy, including cash held at overnight sweep accounts. The Company’s Level 2 valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of June 30, 2018 or December 31, 2017.

As of June 30, 2018 and December 31, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Cash	5,497	—	—	5,497
Money market funds	89,793	—	—	89,793
U.S. Treasury securities	16,414	—	(2)	16,412
Subtotal	111,704	—	(2)	111,702
Level 2:
Corporate debt securities	6,682	1	—	6,683
Subtotal	6,682	1	—	6,683
Total	$118,386	$1	$(2)	$118,385
Reported as:
Cash and cash equivalents				$101,973
Marketable securities				$16,412

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Cash	804	—	—	804
Money market funds	50,229	—	—	50,229
Restricted cash	13	—	—	13
Subtotal	51,046	—	—	51,046
Total	$51,046	$—	$—	$51,046
Reported as:
Cash and cash equivalents				$51,033
Restricted cash				$13

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. There were no transfers between Level 1 and Level 2 during the periods presented.

As of June 30, 2018, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Marketable securities maturing:
In one year or less	$16,414	$16,412
Total marketable securities	$16,414	$16,412

The Company determined that the gross unrealized losses on its marketable securities as of June 30, 2018 were temporary in nature. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at June 30, 2018. There were no sales of available-for-sale securities in any of the periods presented.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements	$3,255	$155
Furniture, laboratory and office equipment	1,978	1,242
Computer equipment	120	34
Construction in progress	—	464
Total property and equipment	5,353	1,895
Less accumulated depreciation and amortization	(548)	(355)
Property and equipment, net	$4,805	$1,540

Under the terms of its lease for office and laboratory space at 4000 Shoreline Court, South San Francisco, the Company received an incentive from the landlord for $3.2 million to construct leasehold improvements, which have been recorded in fixed assets and as deferred rent in other liabilities that will be amortized over the remaining lease term. During the three and six months ended June 30, 2018, the Company disposed of leasehold improvements, laboratory equipment and office equipment resulting in a loss of $0 and $97,000, respectively. There was no such loss during the three and six months ended June 30, 2017.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued preclinical and research costs	$546	$108
Accrued clinical costs	64	340
Accrued employee-related costs	688	422
Accrued professional services	635	—
Other	74	41
Accrued liabilities	$2,007	$911

5. Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock as of December 31, 2017 consisted of the following (in thousands, except share amounts):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Net Proceeds After Issuance Costs	Liquidation Preference
Series A	33,533,240	5,966,753	$28,176	$28,369
Series B	42,000,000	6,296,373	49,755	50,000
Total	75,533,240	12,263,126	$77,931	$78,369

In connection with the completion of the Company’s IPO in June 2018, all outstanding shares of convertible preferred stock converted into 12,263,126 shares of common stock.

6. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants will be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards for the purchase of that number of shares of common stock. As of June 30, 2018, 75,621 shares of options and 10,189 RSUs have been granted and 1,812,145 shares were available for future issuance under the 2018 Plan.

Initially, subject to adjustment as provided in the 2018 Plan, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2018 Plan will not exceed 4,000,000 shares, which is the sum of (i) 1,600,692 shares plus (ii) the number of shares reserved, and remaining available for issuance, under the 2015 Plan at the time the 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under the 2015 Plan that expire, terminate are forfeited or otherwise not issued, or are withheld to satisfy a tax withholding obligation in connection with an award or to satisfy a purchase or exercise price of an award (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2018 Plan is 12,500,000 shares.

The maximum number of shares of common stock subject to stock awards granted under the 2018 Plan or otherwise during any one calendar year to any non-employee director, taken together with any cash fees paid by the Company to such non-employee director during such calendar year for service on the board of directors, will not exceed $750,000 in total value (calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes), or, with respect to the calendar year in which a non-employee director is first appointed or elected to the Company’s board of directors, $1,100,000.

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan provided for the granting of ISOs and NSOs to employees, directors and consultants at the discretion of the board of directors. The Company granted options under its 2015 Plan until April 2018 and it was terminated as to future awards in June 2018, although it continues to govern the terms of options that remain outstanding under the 2015 Plan.

After the effective date of the 2018 Plan, no additional stock awards will be granted under the 2015 Plan, and all outstanding stock awards granted under the 2015 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2018 Plan in accordance with its terms.

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2018, options to purchase 2,102,045 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2018, no shares of common stock had been issued under the ESPP and 200,000 shares remained available for future issuance under the ESPP. The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date. The first offering period has not yet been decided by the Company’s board of directors.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plan and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,213,010	$1.54	8.7	$999
Additional shares authorized
Options granted	1,111,901	$5.77
Options exercised	(136,328)	$1.56		$237
Options cancelled	(10,917)	$0.90
Outstanding at June 30, 2018	2,177,666	$3.70	9.0	$29,609
Options exercisable at June 30, 2018	535,218	$1.46	7.8	$8,478

The weighted average grant date fair value of options granted during the six months ended June 30, 2018 was $4.12 per share. The 2015 Plan allows for early exercisable option grants, which permit the grantee to exercise a stock option in exchange for stock before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. To date, the Company has made such grants only to non-employee board members. The total intrinsic value of exercised stock options during the three and six months ended June 30, 2018 was $133,000 and $237,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Early Exercise Stock Purchase Agreements

As of June 30, 2018 and December 31, 2017, there were 101,823 and 45,224, respectively, of nonvested common shares outstanding that were exercised early and subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after the applicable vesting commencement date and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital. As of June 30, 2018 and December 31, 2017, the Company recorded in other current liabilities $158,000 and 18,000, respectively, associated with shares issued upon the early exercise of stock options that are subject to repurchase.

Restricted Stock Units Granted to Employees

During the three and six months ended June 30, 2018, the Company granted RSUs to certain employees to receive 10,189 shares of common stock pursuant to the 2018 Plan with a weighted-average estimated grant-date fair value of $17.75 per share. These RSUs were fully vested on the grant date. The valuation for these RSUs totaled $181,000 and was recognized as stock-based compensation expense in June 2018. There were no RSUs granted during the three and six months ended June 30, 2017.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding at December 31, 2017	—
RSUs granted	10,189	$17.75
RSUs vested	(10,189)	$17.75
Outstanding at June 30, 2018	—

Stock Options Granted to Employees That Contain Performance Condition

During the three and six months ended June 30, 2018, the Company granted options to two of its executive officers to purchase an aggregate 115,657 shares of common stock that vest fully upon the achievement of the closing of the Company’s IPO. These options became fully vested on June 25, 2018. The aggregate fair value of these options was estimated at $474,000 and was recognized as stock-based compensation expense in June 2018.

Restricted Stock

In addition to the nonvested common shares outstanding described above at “Early Exercise Stock Purchase Agreements,” the Company issued restricted stock to its founders. The fair value of restricted stock on the issuance date is deemed equal to the cash consideration paid by the founders. Restricted stock vests over a four-year period from the applicable vesting commencement date. The following summarizes the activity of nonvested restricted stock:

Number of Shares
Nonvested—December 31, 2017	193,394
Vested	(104,537)
Nonvested—June 30, 2018	88,857

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$558	$20	$625	$41
Research and development	430	18	489	35
Total stock-based compensation expense	$988	$38	$1,114	$76

As of June 30, 2018, the unrecognized stock-based compensation cost and the estimated weighted average amortization period, using the straight-line attribution method, was as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Period (Years)
Employee options	$4,664	3.5
Nonemployee options	7	1.0
Total unrecognized stock-based compensation expense	$4,671

The fair value of the employee stock options granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (years)	5.5 - 6.1	6.1	5.5 - 6.1	6.1
Expected volatility	82.8%	82.5%	82.0 - 82.8%	82.5%
Risk-free interest rate	2.8%	2.1%	2.6 - 2.8%	2.1%
Expected dividend yield	—%	—%	—%	—%

7. Income Taxes

For the three and six months ended June 30, 2018 and 2017, respectively, the Company did not record an income tax provision. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) contains tax law changes that are effective in tax years 2018 and onward. The Company believes that these changes may alter the amount of tax loss generated, but does not believe that the changes will create a tax liability in 2018.

8. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(6,775)	$(1,880)	$(11,722)	$(4,137)
Denominator:
Weighted-average shares of common stock outstanding	2,044,027	569,364	1,404,392	539,419
Net loss per share, basic and diluted	$(3.31)	$(3.30)	$(8.35)	$(7.67)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months ended June 30,
	2018	2017
Redeemable convertible preferred stock on an if converted basis	—	11,334,414
Stock options to purchase common stock	2,177,666	734,663
Common stock subject to future vesting	190,680	357,190
Total	2,368,346	12,426,267

9. Related Party Disclosure

Consulting Agreement with Michael Kauffman

On April 1, 2017, the Company entered into a consulting agreement with Michael Kauffman, a member of its board of directors. This agreement provides that Dr. Kauffman shall provide clinical and scientific advisory services and participate on the Company’s board of directors in exchange for a monthly fee of $3,000, payable on the first of the month. The consulting agreement terminated in June 2018 in connection with the Company’s IPO. For the three and six months ended June 30, 2018, the Company recognized $8,100 and $17,100, respectively as consulting expense for the agreement. For the three and six months ended June 30, 2017, the Company recognized $9,000 as consulting expense for the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-225194), which was filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424 on June 21, 2018, or the Prospectus.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers and is now enrolling a Phase 1b/2 clinical trial in lupus and lupus nephritis. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases, given the compelling published activity seen with proteasome inhibitors administered to patients with severe autoimmune diseases. Our Phase 1a clinical trial results provide evidence that KZR-616 avoids the side effects caused by non-selective proteasome inhibitors, side effects that prevent them from being developed as a treatment in autoimmunity. Initial top-line results from the Phase 1b portion of our trial are expected in 2019, and we plan to initiate up to four additional trials in autoimmune diseases in 2019. We are also leveraging our protein secretion pathway research platform to discover and develop small molecule therapies targeting cancer and immuno-oncology.

Since the commencement of our operations in mid-2015, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock and from our initial public offering as described below.

On June 8, 2018, we effected a 1-for-5.62 reverse stock split of our issued and outstanding shares of common stock and redeemable convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

On June 25, 2018, we completed our initial public offering, or IPO, where by we sold 5,750,000 shares of our common stock, which included 750,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $77.6 million from the IPO, net of underwriting discounts and commissions and other offering expenses paid by us.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $8.5 million and $11.7 million for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2018, we had an accumulated deficit of $37.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

∎	continue the ongoing and planned development of KZR-616;
∎	seek to discover and develop additional product candidates;
∎	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
∎	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
∎	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
∎	seek marketing approvals for KZR-616 and any future product candidates that successfully complete clinical trials;
∎	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;

∎	implement operational, financial and management systems; and
∎	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

∎	employee-related expenses, which include salaries, benefits and stock-based compensation;
∎	fees paid to consultants for services directly related to our product development and regulatory effort;
∎	expenses incurred under agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on our behalf;
∎	costs associated with preclinical studies and clinical trials;
∎	costs associated with technology and intellectual property licenses;
∎	the costs related to production of clinical supplies; and
∎	facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

We are eligible under the AusIndustry Research and Tax Development Tax Incentive Program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to us on the basis of specific criteria with which we must comply related to research and development expenditures in Australia. These research and development tax incentives are recognized as contra research and development expense when the right to receive has been attained and funds are considered to be collectible. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to our research and development expenditures and is due to us regardless of whether any Australian tax is owed. Amounts related to the AusIndustry Research and Development Tax Incentive Program are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred by our Australian subsidiary, Kezar Life Sciences Australia Pty Ltd, a proprietary company limited by shares, and the amount of the consideration can be reliably measured.

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Discovery research	$3,759	$1,141	$6,029	$2,606
Clinical development	872	401	1,902	1,002
Manufacturing related expenses	597	67	872	106
Less: Australian Research and Development Tax Incentive Program	—	(164)	(3)	(438)
Total research and development expenses	$5,228	$1,445	$8,800	$3,276

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidate and our preclinical programs and as they advance into later stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, IT and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, The Nasdaq Stock Market LLC and any other securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the growth of our business.

Interest Income

Our interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change
Operating expenses:
Research and development	$5,228	$1,445	$3,783
General and administrative	1,722	436	1,286
Total operating expenses	6,950	1,881	5,069
Loss from operations	(6,950)	(1,881)	(5,069)
Interest income	175	1	174
Net loss	$(6,775)	$(1,880)	$(4,895)

Research and Development Expenses

Research and development expenses increased by $3.8 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was due to an increase of $1.0 million in toxicology and other preclinical studies, an increase of $0.3 million in clinical trial costs due to the initiation of the Phase 1b clinical trial of KZR-616, an increase of $0.4 million related to manufacturing, an increase of $0.3 million in medicinal chemistry efforts related to our protein secretion discovery program, an increase of $0.4 million in stock-based compensation, an increase of $0.7 million in personnel expenses due to an increase in headcount and an increase of $0.5 million in facility-related expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the three months ended June 30, 2018 decreased by $0.2 million compared to the same period in 2017, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was primarily due to a $0.6 million increase in stock-based compensation, a $0.2 million in personnel expenses related to an increase in headcount and increased salaries, a $0.3 million increase in consulting and professional fees related to preparing to become a public company and an increase of $0.2 million in facility-related expenses due to the move to our new corporate office.

Interest Income

Interest income increased by $0.2 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was attributable to interest income earned on higher cash equivalents balance resulting from our IPO in June 2018 and Series B convertible preferred stock financing in June and July 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
(dollars in thousands)	2018	2017	$ Change
Operating expenses:
Research and development	$8,800	$3,276	$5,524
General and administrative	3,236	862	2,374
Total operating expenses	12,036	4,138	7,898
Loss from operations	(12,036)	(4,138)	(7,898)
Interest income	314	1	313
Net loss	$(11,722)	$(4,137)	$(7,585)

Research and Development Expenses

Research and development expenses increased by $5.5 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was due to an increase of $1.6 million in toxicology and other preclinical studies, an increase of $0.6 million related to manufacturing activities, an increase of $0.6 million in clinical trial costs due to the initiation of the Phase 1b clinical trial of KZR-616, an increase of $0.4 million in medicinal chemistry efforts related to our protein secretion discovery program, an increase of $0.8 million in personnel expenses due to an increase in headcount, an increase of $0.4 million in stock-based compensation and an increase of $0.7 million in facility-related expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the six months ended June 30, 2018 decreased by $0.4 million compared to the same period in 2017, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was due to an increase of $0.9 million in legal and professional fees related to preparing to be a public company, an increase of $0.6 million in stock-based compensation, an increase of $0.4 million in personnel expenses related to an increase in headcount and increased salaries, and an increase of $0.5 million in facility-related expenses due to the move to our new corporate office and disposal of property and equipment from our prior facility.

Interest Income

Interest income increased by $0.3 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was attributable to interest income earned on higher cash equivalents balance resulting from our IPO in June 2018 and Series B convertible preferred stock financing in June and July 2017.

Liquidity and Capital Resources

Overview

In June 2018, we completed an IPO whereby we sold 5,750,000 shares of our common stock at a price of $15.00 per share, which included 750,000 shares as a result of the underwriters exercising their over-allotment option exercised in full. We received net proceeds of $77.6 million from the IPO, after deducting underwriting discounts and commissions and other offering expenses paid by us. In connection with the IPO, all of our outstanding convertible preferred stock automatically converted to common stock on a one-for-one ratio on June 20, 2018.

Since our inception and through June 30, 2018, we have raised an aggregate of $150.6 million to fund our operations, including $77.6 million from our IPO and $72.6 million from the sale of convertible preferred stock. As of June 30, 2018, we had $102.0 million in cash and cash equivalents and $16.4 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, and corporate debt securities with maturities of eight months or less.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $6.8 million and $11.7 million for the three and six months ended June 30, 2018, respectively, and we had an accumulated deficit of $37.8 million as of June 30, 2018.

We believe that our cash and cash equivalents as of June 30, 2018 will be sufficient to meet our projected operating requirements at least through the next 12 months from the date the financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We will require additional financing to fund working capital and pay our obligations. We may pursue financing opportunities through the issuance of debt or equity. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us or at all. Our future funding requirements will depend on many factors, including the following:

∎

the progress, timing, scope, results and costs of our clinical trials and preclinical studies for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;

∎	the costs of obtaining clinical and commercial supplies for KZR-616 and any other product candidates we may identify and develop;
∎	the cost, timing and outcomes of regulatory approvals;
∎	the extent to which we may acquire or in-license other product candidates and technologies;
∎	the cost of attracting, hiring and retaining qualified personnel;
∎	our ability to successfully commercialize any product candidates for which we obtain regulatory approval; and
∎	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash used in operating activities	$(10,715)	$(4,315)
Cash used in investing activities	(17,317)	—
Cash provided by financing activities	78,995	42,414
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(36)	45
Net increase in cash and cash equivalents and restricted cash	$50,927	$38,144

Cash Flows from Operating Activities

During the six months ended June 30, 2018, cash used in operating activities was $10.7 million, which consisted of a net loss of $11.7 million, adjusted by non-cash charges of $1.5 million and a net change of $0.5 million in our net operating assets and liabilities. The non-cash charges consisted of $0.3 million for depreciation and amortization, $1.1 million for stock-based compensation expense and $0.1 million for loss on disposal of property and equipment. The change in our net operating assets and liabilities was primarily due to an increase of $0.9 million in prepaid expenses, including advance payments for clinical and toxicology activities, offset by an increase of $0.6 million in accounts payable, accrued expenses and other liabilities due to professional services, and clinical expenditures as well as an increase of $0.2 million related to the deferred rent.

During the six months ended June 30, 2017, cash used in operating activities was $4.3 million, which consisted of a net loss of $4.1 million, adjusted by non-cash charges of $0.2 million and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges consisted of $0.1 million for depreciation and amortization and $0.1 million for stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to an increase of $0.7 million in prepaid expenses and other current assets primarily due to the Australian Research and Development Tax Incentive receivable, offset by an increase of $0.4 million in accounts payable due to the timing of payments.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, cash used in investing activities was $17.3 million, of which $1.0 million related to the purchase of property and equipment, and $16.4 million for purchases of marketable securities, compared to zero for the six months ended June 30, 2017.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $79.0 million, consisting of proceeds from our recent IPO which totaled $78.8 million net of issuance costs, and $0.2 million from the exercise of stock options. During the six months ended June 30, 2017, cash provided by financing activities was $42.4 million from the issuance of Series B redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

During the three and six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have holdings in any variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Prospectus.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we intend to rely on such exemptions, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2023 or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $118.4 million as of June 30, 2018, which consisted of bank deposits, highly liquid money market funds, U.S. treasury securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2018, our cash equivalents and marketable securities have maturities of eight months or less. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance is located in Australia as of June 30, 2018. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of June 30, 2018.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2016 and 2017, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, a lack of sufficient review and approval of manual journal entries posted to the general ledger and a lack of adequate review procedures over general ledger account reconciliations.

We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

∎	we have added additional qualified accounting personnel, including our Chief Financial Officer and controller, and began segregating duties among accounting personnel; and
∎	we are formalizing our internal control documentation and strengthening supervisory reviews by our management.

These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness.

Changes in Internal Control over Financial Reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2018. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $9.0 million and $8.5 million for the years ended December 31, 2016 and 2017, respectively, and $11.7 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $37.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

∎	continue the ongoing and planned development of KZR-616;
∎	seek to discover and develop additional product candidates;
∎	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
∎	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
∎	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
∎	seek marketing approvals for KZR-616 and any future product candidates that successfully complete clinical trials;

∎	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
∎	implement operational, financial and management systems;
∎	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
∎	incur additional legal, accounting and other expenses associated with operating as a public company.

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing KZR-616 and any future product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have a limited operating history and have never generated any revenue from product sales, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage company founded in February 2015, and our operations to date have been largely focused on raising capital and undertaking preclinical studies and conducting early-stage clinical trials for KZR-616. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, KZR-616 and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:

∎	timely and successfully completing preclinical and clinical development of KZR-616 and any future product candidates;
∎	obtaining regulatory approvals for KZR-616 and any future product candidates for which we successfully complete clinical trials;
∎

launching and commercializing any product candidates for which we obtain regulatory approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

∎

qualifying for coverage and adequate reimbursement by government and third-party payors for any product candidates for which we obtain regulatory approval, both in the United States and internationally;

∎

developing, validating and maintaining commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for KZR-616, a self-administered dual-chamber system for KZR-616 and any future product candidates that are compliant with current good manufacturing practices, or cGMP;

∎

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate amount and quality of starting materials, drug substance, drug product and drug delivery devices and services to support clinical development, as well as the market demand for KZR-616 and any future product candidates, if approved;

∎

obtaining market acceptance, if and when approved, of KZR-616 or any future product candidate as a viable treatment option by physicians, patients, third-party payors and others in the medical community;

∎	effectively addressing any competing technological and market developments;
∎	implementing additional internal systems and infrastructure, as needed;
∎	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations pursuant to such arrangements;

∎	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
∎	securing appropriate pricing in the United States and internationally.

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We may need to eventually transition from a company with a research and development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or terminate certain of our product development programs or other operations.

Our operations have consumed substantial amounts of cash since our inception. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to develop and potentially commercialize our product candidates, in addition to costs associated with the acquisition or in-licensing of any additional product candidates we may pursue. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2018, our cash, cash equivalents and marketable securities was $118.4 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

In any event, we will require substantial additional capital to develop a delivery system for KZR-616, conduct additional clinical trials, seek regulatory approval and commence commercialization of KZR-616 or any future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize KZR-616 and any future product candidates.

If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing discovery, development and commercialization efforts, which will harm our business, operating results and prospects.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

We may be required to make significant payments in connection with our license agreement with Onyx Therapeutics, Inc., or Onyx, for KZR-616 and other compounds.

In June 2015, we acquired rights to KZR-616, pursuant to a license agreement with Onyx, or the Onyx license agreement. Under the Onyx license agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales, as well as other material obligations. We are obligated to pay Onyx milestone payments up to an aggregate of $172.5 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Onyx tiered royalties based on net sales of KRZ-616. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act contains, among other things, significant changes to corporate taxation, including (i) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) a limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) a modification or repeal of many business deductions and credits, including a reduction of the Orphan Drug Credit from 50% to 25% of eligible clinical costs. Any federal NOLs incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We will continue to examine the impact the Tax Act may have on our business and financial condition.

Risks Related to the Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of KZR-616 and any future product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be adversely affected.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. KZR-616 is currently our only product candidate. We have not obtained regulatory approval for KZR-616 or any product candidate, and it is possible that neither KZR-616 nor any product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market KZR-616 or any future drug product candidates in the United States or abroad until we receive regulatory approval from the FDA or applicable foreign regulatory agency.

Prior to obtaining approval to commercialize KZR-616 and any other drug product candidate in the United States or abroad, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. In addition, the FDA typically refers applications for novel drugs, like KZR-616 and potentially other of our future product candidates, to an advisory committee comprising outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

Of the large number of products in development, only a small percentage successfully complete the FDA or comparable foreign regulatory authority approval processes and are commercialized. The lengthy approval or marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of KZR-616. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize KZR-616 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for KZR-616 or any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA and comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Furthermore, even if we obtain regulatory approval for KZR-616 and any future product candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize KZR-616 and any future product candidates, we may not be able to generate sufficient revenue to continue our business.

We may not be successful in our efforts to expand our pipeline of product candidates.

A key element of our strategy is to build a pipeline of product candidates and to progress these product candidates through clinical development for the treatment of autoimmune indications, oncology, and immuno-oncology. We may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. If we do not successfully develop and commercialize product candidates or collaborate with others to do so, we will not be able to generate product revenue which could significantly harm our financial position and adversely affect the trading price of our common stock.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trial results and we cannot assure you that any on-going, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and early clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

We may encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or other comparable regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KZR-616 or any future product candidates, including:

∎	delays in reaching a consensus with regulatory authorities on design or implementation of our clinical trials;
∎	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
∎	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
∎

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a trial;

∎	clinical trials of our product candidates may produce negative or inconclusive results;
∎

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

∎	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
∎	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
∎	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future drug sales or other sources. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring competing drugs to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

∎	be delayed in obtaining marketing approval, if at all;
∎	obtain approval for indications or patient populations that are not as broad as intended or desired;
∎	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
∎	be subject to additional post-marketing testing requirements;

∎	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
∎	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
∎	be subject to the addition of labeling statements, such as warnings or contraindications;
∎	be sued; or
∎	experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA, other comparable regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications, or INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

We may not be able to obtain or maintain orphan drug designations or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. If a drug with an orphan drug designation subsequently receives the first marketing approval for use in the rare disease or condition for which it was designated, then the sponsor is eligible for a seven-year period of marketing during which the FDA may not approve another sponsor’s marketing application for a drug with the same active moiety and intended for the same use or indication as the approved orphan drug, except in limited circumstances, such as if a subsequent sponsor demonstrates its product is clinically superior. During a sponsor’s orphan drug exclusivity period, however, competitors may receive approval for drugs with different active moieties for the same indication as the approved orphan drug, or for drugs with the same active moiety as the approved orphan drug, but for different indications. Orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for a drug with the same active moiety intended for the same indication before we do, unless we are able to demonstrate that grounds for withdrawal of the orphan drug exclusivity exist or that our product is clinically superior. Further, if a designated orphan drug receives marketing approval for an indication broader than the rare disease or condition for which it received orphan drug designation, it may not be entitled to exclusivity. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

We intend to pursue orphan drug designation for KZR-616 in orphan autoimmune indications. Obtaining orphan drug designation can be difficult, and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a product candidate, that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could have already been approved or could be approved before or during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

KZR-616 is intended to be used with a self-administered dual-chamber system, which may result in additional regulatory and other risks.

Beginning in Phase 2, KZR-616 is a lyophilized product candidate, meaning it is freeze-dried and must be reconstituted with water prior to delivery to a patient. While lyophilized products are common in the drug industry, we intend that if approved and commercialized, KZR-616 will be self-administered by patients via a self-administered dual-chamber system. There are several technical challenges we will need to solve related to use of a self-administered dual-chamber system, including whether KZR-616 is amenable to use in such a device and whether it is sufficiently stable to meet regulatory requirements. We may not be able to solve these technical challenges, which would require that patients reconstitute KZR-616 themselves prior to injection. This method for administering KZR-616 could adversely affect market acceptance of KZR-616 and make it more difficult to conduct clinical trials of KZR-616. In addition, if we have not successfully developed the self-administered dual-chamber system by the time we commence Phase 3 clinical trials for KZR-616, we may need to seek approval for KZR-616 via a different delivery system, which could require additional bio-equivalence or efficacy clinical trials.

In addition, we will need to enter into an agreement with a contract manufacturing organization, or CMO, to manufacture the self-administered dual-chamber system, and we are aware of only one company that manufactures a self-administered dual-chamber system that has received FDA approval. We may be dependent on the sustained cooperation of a third-party or collaborators to supply the devices; to conduct the studies required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received.

We may experience delays in obtaining regulatory approval of KZR-616 with a self-administered dual-chamber system given the increased complexity of the review process when approval of the product and device is sought under a single marketing application. If delivered by a self-administered dual-chamber system, KZR-616 may be regulated as a drug/device combination product. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application is generally sufficient for the approval of a combination product, the FDA may determine that separate marketing applications are necessary. This could significantly increase the resources and time required to bring a particular combination product to market. While we expect KZR-616, along with the self-administered dual-chamber system, to be subject to a single marketing application reviewed by the drug center at the FDA based on its primary mode of action as a drug, the FDA could disagree.

Failure to successfully develop or supply the device, delays in or failure of the studies conducted by us, our collaborators or third-party providers, or failure by us, our collaborators or the third-party providers to obtain or maintain regulatory approval or clearance of the device could result in increased development costs, delays in or failure to obtain regulatory approval and associated delays in KZR-616 reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect sales of KZR-616.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

A key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat autoimmune diseases, oncology, and immuno-oncology. We focus our clinical development of KZR-616 on autoimmune diseases with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class agents. Efforts to identify and develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products or commercial revenues for many reasons, including the following:

∎	the research methodology used may not be successful in identifying potential product candidates;
∎	competitors may develop alternatives that render any product candidates we develop obsolete;
∎	any product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
∎	a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
∎	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
∎	a product candidate may not be accepted as safe and effective by physicians, patients, the medical community or third-party payors.

We have limited financial and management resources and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater market potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in circumstances under which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If we are unsuccessful in identifying and developing additional product candidates or are unable to do so, our business may be harmed.

Clinical trials are very expensive, time consuming and difficult to design and implement.

Our product candidates will require clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials of our product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We intend to develop KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis and idiopathic inflammatory myopathies, where we have planned initial Phase 2 clinical trials, as well as other rare autoimmune indications. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of KZR-616 and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that KZR-616 or any future product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if any of our product candidates receive marketing approval, the FDA could require us to include a black box warning in our label or adopt a REMS to ensure that the benefits outweigh the risks, which may include, among other things, a Medication Guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others identify undesirable side effects caused by our product candidates during development or after obtaining U.S. regulatory approval several potentially significant negative consequences could result, including:

∎	regulatory authorities may not permit us to initiate our studies or could put them on hold;
∎	regulatory authorities may not approve, or may withdraw, their approval of the product;
∎	regulatory authorities may require us to recall the product;
∎	regulatory authorities may add new limitations for distribution and marketing of the product;
∎	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
∎	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
∎	we may be required to change the way the product is administered or modify the product in some other way;
∎	we may be required to implement a REMS program;
∎	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
∎	we could be sued and held liable for harm caused to patients; and
∎	our reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved. In addition, these events could substantially increase the costs of commercializing our product candidates and could significantly harm our business, prospects, financial condition and results of operations.

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

Over time, our business strategy includes acquiring or in-licensing small molecule compounds directed at autoimmune or cancer indications. As a result, we intend to periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

Future collaborations could subject us to a number of risks, including:

∎	we may be required to undertake the expenditure of substantial operational, financial and management resources;
∎	we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
∎	we may be required to assume substantial actual or contingent liabilities;

∎	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
∎	strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
∎

strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

∎

strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

∎	strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;
∎

disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

∎	strategic collaborators may experience financial difficulties;
∎

strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

∎

business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

∎	strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
∎	strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

If the market opportunities for KZR-616 and any future product candidates are smaller than we believe they are, our business may suffer.

We currently focus our drug development of KZR-616 on treatments of autoimmune diseases. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

The development and commercialization of new drugs is highly competitive. We face competition with respect to KZR-616 and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of product candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

More established companies may have a competitive advantage over us due to their greater size, resources and institutional experience. In particular, these companies have greater experience and expertise in securing reimbursement, government contracts and relationships with key opinion leaders, conducting testing and clinical trials, obtaining and maintaining regulatory approvals and distribution relationships to market products and marketing approved drugs. These companies also have significantly greater research and marketing capabilities than we do. If we are not able to compete effectively against existing and potential competitors, our business and financial condition may be harmed.

As a result of these factors, our competitors may obtain regulatory approval of their drugs before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we in manufacturing and marketing their drugs. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Even if KZR-616 or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if KZR-616 or any future product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of KZR-616 or any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

∎	the efficacy and potential advantages compared to alternative treatments and therapies;
∎	the effectiveness of sales and marketing efforts;
∎	the strength of our relationships with patient communities;
∎	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
∎	our ability to offer such drug for sale at competitive prices;
∎	the convenience and ease of administration compared to alternative treatments and therapies;
∎	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
∎	the strength of marketing and distribution support;
∎	the availability of third-party coverage and adequate reimbursement;
∎	the prevalence and severity of any side effects; and
∎	any restrictions on the use of the drug together with other medications.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Because we expect sales of our product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of our product candidates to find market acceptance would harm our business. In addition, our rights to receive milestone payments and royalties related to KZR-616 and other product candidates will depend on our collaborators’ abilities to achieve market acceptance of those product candidates.

Even if we obtain regulatory approval for KZR-616 or any future product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain regulatory approvals for KZR-616 or any future product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for KZR-616 or any future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

In addition, drug manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of KZR-616 or any future product candidates, a regulatory authority may:

∎	issue an untitled letter or warning letter asserting that we are in violation of the law;
∎	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
∎	suspend or withdraw regulatory approval;
∎	suspend any ongoing clinical trials;
∎	refuse to approve a pending NDA or comparable foreign marketing application or any supplements thereto submitted by us or our partners;
∎	restrict the marketing or manufacturing of the drug;
∎	seize or detain the drug or otherwise require the withdrawal of the drug from the market;
∎	refuse to permit the import or export of product candidates; or
∎	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize KZR-616 or any future product candidates and harm our business, financial condition, results of operations and prospects.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and to spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell KZR-616 or any future product candidates, we may not be successful in commercializing KZR-616 or any future product candidates, if and when they are approved.

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any drug launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of KZR-616 and any future product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if we obtain and maintain approval for KZR-616 or any future product candidates from the FDA, we may never obtain approval for KZR-616 or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of KZR-616 and any future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for KZR-616 and any future product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of KZR-616 and any future product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of KZR-616 and any future product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

We will be required to obtain international regulatory approval to market and sell our product candidates outside of the United States.

We anticipate marketing our product candidates, if approved, outside of the United States. In order to market any of our product candidates outside of the United States, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The requirements for approval differ from country to country and approval in one country, including approval by the FDA in the United States, does not ensure approval by the applicable regulatory authorities in any other country. As a result, we may not obtain foreign regulatory approvals on a timely basis, if at all. A failure or delay in obtaining regulatory approval in one jurisdiction could have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.

If we seek approval to commercialize KZR-616 or any future product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If we seek approval of KZR-616 or any future product candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

∎	different regulatory requirements for approval of therapies in foreign countries;
∎	reduced protection for intellectual property rights;
∎	unexpected changes in tariffs, trade barriers and regulatory requirements;
∎	economic weakness, including inflation, or political instability in particular foreign economies and markets;
∎	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
∎	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
∎	foreign reimbursement, pricing and insurance regimes;
∎	workforce uncertainty in countries where labor unrest is more common than in the United States;
∎	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
∎	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in and outside of Europe with which we will need to comply. Many biopharmaceutical companies have found the process of marketing their own products in foreign countries to be very challenging.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

We face an inherent risk of product liability exposure related to the testing of KZR-616 and any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

∎	decreased demand for any product candidate that we may develop;
∎	loss of revenue;
∎	substantial monetary awards to trial participants or patients;
∎	significant time and costs to defend the related litigation;
∎	withdrawal of clinical trial participants;
∎	increased insurance costs;
∎	the inability to commercialize any product candidate that we may develop; and
∎	injury to our reputation and significant negative media attention.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Regulatory Compliance

Our relationships with customers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other health care laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

∎

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

∎

federal civil and criminal false claims laws, including, without limitation, the False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, implicate the False Claims Act;

∎

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private). In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on health plans, health care clearinghouses and certain health care providers, and their respective business associates that perform certain services involving the use or disclosure of individually identifiable health information;

∎

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and

∎

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Coverage and adequate reimbursement may not be available for KZR-616 or any future product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize KZR-616 or any future product candidates that we develop.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act of 2010, or the PPACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The PPACA, among other things: (i) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) established annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Risks Related to Our Dependence on Third Parties

We will rely on third parties to produce clinical and commercial supplies of KZR-616 and any future product candidates.

Although we have small-scale internal manufacturing capabilities for characterization and preclinical assessment purposes, we do not expect to own or operate, facilities for drug manufacturing, storage and distribution, or testing. We will be dependent on third parties to manufacture the clinical supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs for manufacture of both active drug substances and finished product candidates, and the quality system regulation, or QSR, applicable to the self-administered dual-chamber system for KZR-616. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of our product candidates, including KZR-616, to be used, if approved, for commercialization. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

∎	inability to meet our product specifications and quality requirements consistently;
∎	delay or inability to procure or expand sufficient manufacturing capacity;
∎	issues related to scale-up of manufacturing;
∎	costs and validation of new equipment and facilities required for scale-up;
∎	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
∎	our third-party manufacturers may fail to comply with cGMP-compliance and other inspections by the FDA or other comparable regulatory authorities;
∎	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
∎	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
∎	reliance on single sources for drug components;
∎	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
∎	our third-party manufacturers may not devote sufficient resources to our product candidates;
∎	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
∎	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
∎	carrier disruptions or increased costs that are beyond our control.

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry hazardous waste insurance coverage.

We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We do not currently have the ability to independently conduct any clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the good laboratory practices, or GLPs, and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

∎	have staffing difficulties;
∎	fail to comply with contractual obligations;
∎	experience regulatory compliance issues; or
∎	undergo changes in priorities or become financially distressed.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, fail to comply with regulatory requirements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed. While we will have agreements governing their activities, our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology.

If our relationship with any of these CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business, financial condition and prospects.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of KZR-616 and any future product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain adequate protection for our proprietary know-how or obtain and maintain patent protection for KZR-616 or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to KZR-616 and any future product candidates. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and abroad related to our current and future development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We acquire, in-license and file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under the Onyx license agreement to some of our patent applications and patents relating to KZR-616.

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they have or will issue in a form that will be advantageous to us. The United States Patent and Trademark Office, or the USPTO, international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with protection for our commercial products.

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed by the time they issue, if issued at all. The claims of our issued patents or patent applications when issued may not cover our current or future product candidates, or even if such patents provide coverage, the coverage obtained may not provide any competitive advantage. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current or any future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our current or any future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for KZR-616 or any future product candidates, it could dissuade companies from collaborating with us to develop and commercialize product candidates and future drugs and threaten our ability to commercialize, future drugs. Any such outcome could have a negative effect on our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Furthermore, other parties may have developed or may develop technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to dominate our patent position in the market. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or drugs, in whole or in part, or which effectively prevent others from commercializing competitive technologies and drugs. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to the United States patent law. These include provisions that affect the way patent applications are prosecuted and may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by or against us related to our patent rights. The Leahy-Smith Act, in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize KZR-616 or any future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from the earliest filing date of a non-provisional patent application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for KZR-616 or any future product candidates, we may be open to competition from generic versions of such drugs. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third-party may develop a competitive drug that provides benefits similar to one or more of our product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates or any future product candidates is successfully challenged, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates or any future product candidates under patent protection would be reduced.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our outside counsel or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

In addition, if we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patents. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates such as KZR-616, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

∎	others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or control;
∎	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
∎	we might not have been the first to file patent applications covering certain of our inventions;
∎	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
∎	it is possible that our pending patent applications will not lead to issued patents;
∎	issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

∎

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;

∎	we may not develop additional proprietary technologies that are patentable; and
∎	the patents of others may have an adverse effect on our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell KZR-616 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to KZR-616 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize KZR-616 and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit

If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from manufacturing and commercializing KZR-616 or any future product candidates or force us to cease some or all of our business operations, which could materially harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time consuming and would divert management’s attention from our core business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach the Onyx license agreement or any of the other agreements under which we acquired, or will acquire, our product candidates, we could lose the ability to continue the development and commercialization of the related product.

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future.

In particular, our immunoproteasome program, including KZR-616, is dependent on our license agreement with Onyx. Pursuant to the Onyx license agreement, Onyx granted us an exclusive license under certain patent rights, and a non-exclusive license to certain know-how, controlled by Onyx and relating to our immunoproteasome program, to develop, manufacture or commercialize certain types of compounds, including KZR-616, that are selective for the immunoproteasome, for any and all uses other than those related to the diagnosis and/or treatment in humans of cancerous or pre-cancerous diseases and/or conditions, including those related to hematological diseases and/or conditions.

The licensed compounds, including KZR-616, are selective for the immunoproteasome and therefore are not known or believed (based on scientific literature and the Company’s own research and development activities) to have any application in cancer or pre-cancerous conditions. However, notwithstanding these known characteristics of the licensed compounds, Onyx retains all rights under the licensed intellectual property rights that are not granted to the Company, and therefore Onyx retains rights under such intellectual property rights to develop and commercialize the licensed compounds in connection with the diagnosis and/or treatment in humans of cancerous or pre-cancerous diseases and/or conditions, including those related to hematological diseases and/or conditions, and also has the rights to transfer these rights to a third-party. If one or more of the licensed compounds were found to have any application in cancer or pre-cancerous indications, and if Onyx or a third-party commercialized these compounds in such indications in forms that are commercially interchangeable with our licensed compounds during time periods in which we also commercialize such licensed compounds within our licensed field, sales of such compounds for such cancer and pre-cancerous indications could result in a threat of off-label use of such compounds in our licensed field, potentially diminishing our sales of the applicable licensed compounds in our licensed field.

The Onyx license agreement may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. Specifically, under the Onyx license agreement, Onyx has a right of first negotiation under certain circumstances to obtain a license or a similar transfer of rights, if we are seeking to out-license rights to develop and/or commercialize certain licensed products.

Disputes may arise between us and any of these counterparties regarding intellectual property rights that are subject to such agreements, including, but not limited to:

∎	the scope of rights granted under the agreement and other interpretation-related issues;
∎	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
∎	our right to sublicense patent and other rights to third parties;
∎

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

∎	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
∎	our right to transfer or assign our license; and
∎	the effects of termination.

These or other disputes over intellectual property that we have licensed (or will license or acquire in the future) may prevent or impair our ability to maintain our current arrangements on acceptable terms, or may impair the value of the arrangement to us. Any such dispute could have an adverse effect on our business.

If we fail to meet our obligations under these agreements in any material respect, the counterparty may have the right to terminate the respective agreement. Any uncured, material breach under a license could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for each of our product candidates. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all.

Furthermore, certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license, and such a license may not be on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect KZR-616 and any future product candidates.

The United States has recently enacted and implemented wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents covering KZR-616 and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Since we rely on third parties to discover, develop, manufacture or commercialize KZR-616 or any future product candidates, or if we collaborate with third parties for the development of KZR-616 or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for KZR-616 and have not yet begun the process of applying to register trademarks for KZR-616 or any other product candidate. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with KZR-616 or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

We are highly dependent on the services of our Chief Executive Officer, John Fowler, and our President and Chief Scientific Officer, Dr. Christopher Kirk, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

We are highly dependent on our Chief Executive Officer, John Fowler, and our President and Chief Scientific Officer, Dr. Christopher Kirk. Each of them may currently terminate their employment with us at any time. The loss of the services of either of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining other senior executives, qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

Our future performance will also depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of August 1, 2018, we had 24 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations or result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

If we engage in future acquisitions or strategic collaborations, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic partnership may entail numerous risks, including:

∎	increased operating expenses and cash requirements;
∎	the assumption of additional indebtedness or contingent liabilities;
∎	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
∎	the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
∎	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
∎	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
∎

our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we engage in future acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or drugs that may be important to the development of our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

∎	the commencement, enrollment or results of our planned or future clinical trials of KZR-616 and any future product candidates or those of our competitors;
∎	the success of competitive drugs or therapies;
∎	regulatory or legal developments in the United States and other countries;
∎	the success of competitive products or technologies;
∎	developments or disputes concerning patent applications, issued patents or other proprietary rights;
∎	the recruitment or departure of key personnel;
∎	the level of expenses related to KZR-616 and any future product candidates or clinical development programs;
∎	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
∎	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
∎	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
∎	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

∎	significant lawsuits, including patent or stockholder litigation;
∎	variations in our financial results or those of companies that are perceived to be similar to us;
∎	changes in the structure of healthcare payment systems;
∎	market conditions in the pharmaceutical and biotechnology sectors;
∎	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
∎	investors’ general perception of us and our business.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

A public market may not develop or be liquid enough for you to sell your shares quickly or at market price.

Prior to our IPO in June 2018, there had not been a public market for our common stock. If an active trading market for our common stock does not develop, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of June 30, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 45.2% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

If research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. Equity research analysts may discontinue research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. We do not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research about us. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We have broad discretion in the use of our cash and cash equivalents and may use them in ways in which you do not agree or in ways that do not increase the value of your investment.

Our management will have broad discretion in the application of our cash and cash equivalents, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents, in a manner that does not produce income or that loses value.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 19,108,221 shares of common stock as of June 30, 2018. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 13,358,221 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 12,263,126 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

∎	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
∎

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

∎	reduced disclosure obligations regarding executive compensation; and
∎	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We currently take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2023, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

In addition, under Section 107(b) of the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2016 and 2017, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, a lack of sufficient review and approval of manual journal entries posted to the general ledger and a lack of adequate review procedures over general ledger account reconciliations.

We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

∎	we have added additional qualified accounting personnel, including our Chief Financial Officer and controller and began segregating duties among accounting personnel; and
∎	we are formalizing our internal control documentation and strengthening supervisory reviews by our management.

These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness.

We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2017 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses.

If we fail to remediate the material weakness or to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. There is no assurance that we will be able to remediate the material weakness in a timely manner, or at all, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If our efforts to remediate the material weakness identified are not successful, or if other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

∎	establish a classified board of directors such that not all members of the board are elected at one time;
∎	allow the authorized number of our directors to be changed only by resolution of our board of directors;
∎	limit the manner in which stockholders can remove directors from the board;
∎	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
∎	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
∎	limit who may call stockholder meetings;
∎

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

∎	require the approval of the holders of at least 66 2⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

∎	any derivative action or proceeding brought on our behalf;
∎	any action asserting a breach of fiduciary duty;
∎

any action asserting a claim against us or any of our directors, officers, employees or agents arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws;

∎	any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
∎	any action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal-affairs doctrine.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2018 and pursuant to our 2018 Equity Incentive Plan and 2015 Equity Incentive Plan, as amended, we granted stock options to purchase up to an aggregate of 860,128 shares of our common stock to our employees and directors at a weighted-average exercise price of $6.77 per share. The sales of these securities were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701.

Use of Proceeds from the IPO

On June 25, 2018, we completed our IPO and issued 5,750,000 shares of our common stock at an initial offering price of $15.00 per share (inclusive of 750,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering). We received net proceeds from the IPO of approximately $77.6 million, after deducting underwriting discounts and commissions of approximately $6.0 million, and expenses of approximately $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC and Cowen and Company, LLC acted as lead book-running managers. Wells Fargo Securities, LLC and William Blair & Company, L.L.C. acted as joint book-running manager for the IPO.

Shares of our common stock began trading on The Nasdaq Global Select Market on June 21, 2018. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-225194), which was declared effective on June 20, 2018.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of June 30, 2018, we have used approximately $0.2 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
4.1

Form of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the SEC on June 8, 2018).

4.2

Amended and Restated Investors’ Rights Agreement, by and among the Company and certain of its stockholders, dated June 26, 2017 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the SEC on May 24, 2018).

10.1+	2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-225769), filed with the SEC on June 21, 2018).
10.2+

Forms of Option Grant Notice and Option Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the SEC on May 24, 2018).

10.3+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the SEC on May 24, 2018).

10.4+	2018 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (File No. 333-225769), filed with the SEC on June 21, 2018).
10.5+

Amended and Restated Executive Employment Agreement between the Company and John Fowler, dated June 7, 2018 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the SEC on June 8, 2018).

10.6+

Amended and Restated Executive Employment Agreement between the Company and Christopher J. Kirk, dated June 7, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the SEC on June 8, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 9, 2018	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer (Principal Financial and Accounting Officer)