Form 10-Q
period 2018-09-30
Kezar Life Sciences, Inc.
filed 2018-11-08
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the registrant had 19,108,221 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$39,594	$51,033
Marketable securities	73,161	—
Prepaid expenses	1,676	785
Other current assets	894	508
Total current assets	115,325	52,326
Restricted cash	—	13
Property and equipment, net	4,660	1,540
Other assets	282	343
Total assets	$120,267	$54,222
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$662	$547
Accrued liabilities	2,345	911
Deferred rent, current	343	—
Other liabilities, current	152	26
Total current liabilities	3,502	1,484
Deferred rent, noncurrent	2,638	494
Total liabilities	6,140	1,978
Redeemable convertible preferred stock, $0.001 par value, zero and 75,533,240 shares authorized as of September 30, 2018 and December 31, 2017, respectively; zero and 12,263,126 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	77,931
Stockholders' equity (deficit):
Common stock, $0.001 par value, 125,000,000 and 96,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 19,108,221 and 948,578 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	19	5
Preferred stock, $0.001 par value, 10,000,000 and zero shares authorized as of September 30, 2018 and December 31, 2017, respectively; zero shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	157,681	447
Accumulated other comprehensive loss	(160)	(111)
Accumulated deficit	(43,413)	(26,028)
Total stockholders' equity (deficit)	114,127	(25,687)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$120,267	$54,222

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$4,664	$1,557	$13,463	$4,833
General and administrative	1,600	635	4,837	1,497
Total operating expenses	6,264	2,192	18,300	6,330
Loss from operations	(6,264)	(2,192)	(18,300)	(6,330)
Interest income	601	112	915	113
Net loss	$(5,663)	$(2,080)	$(17,385)	$(6,217)
Net loss per common share, basic and diluted	$(0.30)	$(3.31)	$(2.38)	$(10.92)
Weighted-average shares used to compute net loss per common share, basic and diluted	18,955,384	628,435	7,319,012	569,417

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(5,663)	$(2,080)	$(17,385)	$(6,217)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14)	(3)	(23)	42
Unrealized loss on marketable securities	(26)	—	(26)	—
Total other comprehensive (loss) income, net of tax	(40)	(3)	(49)	42
Comprehensive loss	$(5,703)	$(2,083)	$(17,434)	$(6,175)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,385)	$(6,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486	130
Stock-based compensation	1,544	112
Amortization of premiums and discounts on marketable securities	(192)	—
Loss on disposal of property and equipment	97	—
Changes in operating assets and liabilities
Prepaid expenses & other current assets	(1,333)	(965)
Other assets	61	1
Accounts payable & accrued liabilities	1,628	443
Other liabilities, current	(9)	(2)
Deferred rent	(216)	5
Net cash used in operating activities	(15,319)	(6,493)
Cash flows from investing activities:
Purchases of property and equipment	(1,003)	(326)
Purchases of marketable securities	(72,995)	—
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(73,988)	(326)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	77,695	—
Proceeds from issuance of preferred stock, net of issuance costs	—	49,755
Proceeds from the exercise of stock options	213	—
Net cash provided by financing activities	77,908	49,755
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(53)	42
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,452)	42,978
Cash, cash equivalents and restricted cash at the beginning of period	51,046	9,760
Cash, cash equivalents and restricted cash at the end of period	$39,594	$52,738
Supplemental disclosures of noncash financing information:
Reclassification of employee stock liability to equity upon vesting	$29	$14
Addition of tenant improvement paid by landlord	$2,703	$—
Purchase of property and equipment in accounts payable	$7	$—
Conversion of redeemable convertible preferred stock into common stock	$77,931	$—

See accompanying notes to the unaudited interim condensed consolidated financial statements

Kezar Life Sciences, Inc

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company”) was incorporated in Delaware on February 19, 2015, and commenced operations in June 2015. The Company is a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. The Company’s lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers and is now enrolling a Phase 1b/2 clinical trial in lupus and lupus nephritis. The Company is also leveraging its protein secretion pathway platform to discover and develop small molecule therapies targeting cancer and immuno-oncology. To date, the Company’s primary activities have been related to the establishment of its facilities, recruitment of personnel and conducting development of its product candidates, including clinical trials. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

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

Initial Public Offering

On June 25, 2018, the Company completed its initial public offering (“IPO”), whereby the Company issued 5,750,000 shares of its common stock (inclusive of 750,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $15.00 per share. The shares began trading on The Nasdaq Global Select Market on June 21, 2018. The net proceeds received by the Company from the offering were approximately $77.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company of $8.6 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 12,263,126 shares of common stock. Additionally, the Company is now authorized to issue 125,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $43.4 million as of September 30, 2018. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto, which are included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-225194), which was filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424 on June 21, 2018 (the “Prospectus”), and have had no material changes during the three and nine months ended September 30, 2018.

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2018, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2018 and its results of operations for the three and nine months ended September 30, 2017 and 2018 and cash flows for the nine months ended September 30, 2017 and 2018. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The balance sheet as of December 31, 2017, included herein was derived from the audited consolidated financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Prospectus.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$39,594	$51,033
Restricted cash	—	13
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$39,594	$51,046

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

Accounting Pronouncements Adopted in 2018

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities the option to initially apply the transition provisions of ASU 2016-02 at its adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 on January 1, 2019 using the effective date approach as allowed under ASU 2018-11. In addition, the Company plans to apply the practical expedients provided by the FASB. The Company expects that its recognition of expense on its statement of operations under ASU 2016-02 will be similar to its recognition of expense under the current accounting standard. Further, the Company expects to recognize lease liabilities and right-of use assets on its balance sheet.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company has evaluated the potential impact of this guidance and does not believe that it will have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.

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

We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets. We review trading activity and pricing for Level 2 investments as of each measurement date. Level 2 inputs, which are obtained from various third-party data providers, represent quoted prices for similar assets in active markets and were derived from observable market data, or, if not directly observable, were derived from or corroborated by other observable market data. There were no transfers between Level 1 and Level 2 securities in the periods presented.

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of September 30, 2018 or December 31, 2017.

As of September 30, 2018 and December 31, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Cash	691	—	—	691
Money market funds	13,072	—	—	13,072
U.S. Treasury securities	53,597	—	(18)	53,579
Subtotal	67,360	—	(18)	67,342
Level 2:
Commercial paper	13,712	—	(1)	13,711
Corporate debt securities	6,571	—	(1)	6,570
Government agency bonds	25,137	—	(5)	25,132
Subtotal	45,420	—	(7)	45,413
Total	$112,780	$—	$(25)	$112,755
Reported as:
Cash and cash equivalents				$39,594
Marketable securities				$73,161

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Cash	804	—	—	804
Money market funds	50,229	—	—	50,229
Restricted cash	13	—	—	13
Subtotal	51,046	—	—	51,046
Total	$51,046	$—	$—	$51,046
Reported as:
Cash and cash equivalents				$51,033
Restricted cash				$13

As of September 30, 2018, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Marketable securities maturing:
In one year or less	$73,184	$73,161
Total marketable securities	$73,184	$73,161

The Company determined that the gross unrealized losses on its marketable securities as of September 30, 2018 were temporary in nature. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

4. Balance Sheet Components

Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements	$3,268	$155
Furniture, laboratory and office equipment	1,984	1,242
Computer equipment	161	34
Construction in progress	—	464
Total property and equipment	5,413	1,895
Less accumulated depreciation and amortization	(753)	(355)
Property and equipment, net	$4,660	$1,540

Under the terms of its lease for office and laboratory space at 4000 Shoreline Court, South San Francisco, the Company received an incentive from the landlord for $3.2 million to construct leasehold improvements, which have been recorded in fixed assets and as deferred rent in other liabilities that will be amortized over the remaining lease term. During the three and nine months ended September 30, 2018, the Company disposed of leasehold improvements, laboratory equipment and office equipment resulting in a loss of $0 and $97,000, respectively. There was no such loss during the three and nine months ended September 30, 2017.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued preclinical and research costs	$1,075	$108
Accrued clinical costs	403	340
Accrued employee-related costs	722	422
Accrued professional services	74	—
Other	71	41
Accrued liabilities	$2,345	$911

5. Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock as of December 31, 2017 consisted of the following (in thousands, except share amounts):

Redeemable Convertible Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Net Proceeds After Issuance Costs	Liquidation Preference
Series A	33,533,240	5,966,753	$28,176	$28,369
Series B	42,000,000	6,296,373	49,755	50,000
Total	75,533,240	12,263,126	$77,931	$78,369

In connection with the completion of the Company’s IPO in June 2018, all outstanding shares of convertible preferred stock converted into 12,263,126 shares of common stock.

6. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants will be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards for the purchase of that number of shares of common stock. As of September 30, 2018, 75,621 shares of options and 10,189 RSUs have been granted and 1,812,145 shares were available for future issuance under the 2018 Plan.

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

2015 Equity Incentive Plan

The Company’s 2015 Equity Incentive Plan provided for the granting of ISOs and NSOs to employees, directors and consultants at the discretion of the board of directors. The 2015 Plan was terminated as to future awards in June 2018, although it continues to govern the terms of options that remain outstanding under the 2015 Plan.

No additional stock awards will be granted under the 2015 Plan, and all outstanding stock awards granted under the 2015 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2018 Plan in accordance with its terms.

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2018, options to purchase 2,102,045 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2019 and ending in 2028, in each case subject to the approval of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares; provided, that prior to the date of any such increase, the board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2018, no shares of common stock had been issued under the ESPP and 200,000 shares remained available for future issuance under the ESPP. The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date. The Board authorized an initial offering beginning on November 16, 2018 and ending on May 15, 2019. Following the end of the initial offering, a new offering will automatically begin on the day that immediately follows the conclusion of the preceding offering.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plan and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,213,010	$1.54	8.7	$999
Options granted	1,111,901	$5.77
Options exercised	(136,328)	$1.56		$237
Options cancelled	(10,917)	$0.90
Outstanding at September 30, 2018	2,177,666	$3.70	8.7	$38,559
Vested and exercisable at September 30, 2018	747,477	$2.02	7.9	$14,493

The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 was $4.12 per share. The 2015 Plan allows for early exercisable option grants, which permit the grantee to exercise a stock option in exchange for stock before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. To date, the Company has made such grants only to non-employee board members. The total intrinsic value of exercised stock options during the three and nine months ended September 30, 2018 was $0 and $237,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Early Exercise Stock Purchase Agreements

As of September 30, 2018 and December 31, 2017, there were 92,466 and 45,224, respectively, of nonvested common shares outstanding that were exercised early and subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after the applicable vesting commencement date and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital. As of September 30, 2018 and December 31, 2017, the Company recorded in other current liabilities $152,000 and $18,000, respectively, associated with shares issued upon the early exercise of stock options that are subject to repurchase.

Restricted Stock Units Granted to Employees

There were no RSUs granted during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company granted RSUs to certain employees to receive 10,189 shares of common stock pursuant to the 2018 Plan with a weighted-average estimated grant-date fair value of $17.75 per share. These RSUs were fully vested on the grant date. The valuation for these RSUs totaled $181,000 and was recognized as stock-based compensation expense in June 2018. There were no RSUs granted during the three and nine months ended September 30, 2017.

Stock Options Granted to Employees That Contain Performance Condition

There were no options granted that contained performance condition during the three months ended September 30, 2018. During nine months ended September 30, 2018, the Company granted options to two of its executive officers to purchase an aggregate 115,657 shares of common stock that vested fully upon the closing of the Company’s IPO on June 25, 2018. The aggregate fair value of these options was estimated at $474,000 and was recognized as stock-based compensation expense in June 2018.

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

Number of Shares
Nonvested—December 31, 2017	193,394
Vested	(156,806)
Nonvested—September 30, 2018	36,588

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$247	$19	$905	$60
Research and development	183	17	639	52
Total stock-based compensation expense	$430	$36	$1,544	$112

As of September 30, 2018, the unrecognized stock-based compensation cost and the estimated weighted average amortization period, using the straight-line attribution method, was as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Period (Years)
Employee options	$4,236	2.9
Nonemployee options	6	0.7
Total unrecognized stock-based compensation expense	$4,242

The fair value of the employee stock options granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (years)	—	—	5.5 - 6.1	6.1
Expected volatility	—	—	82.0 - 82.8%	82.5%
Risk-free interest rate	—	—	2.6 - 2.8%	2.1%
Expected dividend yield	—	—	—	—

There were no stock options granted during the three months ended September 30, 2018 and 2017.

7. Income Taxes

For the three and nine months ended September 30, 2018 and 2017, respectively, the Company did not record an income tax provision. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”)

contains tax law changes that are effective in tax years 2018 and onward. The Company believes that these changes may alter the amount of tax loss generated, but does not believe that the changes will create a tax liability in 2018.

In December 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for both 2016 and 2017. During the three and nine months ended September 30, 2018, the Company has utilized $152,000 of R&D tax credits as a reduction of research and development costs to offset its payroll tax liabilities. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets and a full valuation allowance.

8. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(5,663)	$(2,080)	$(17,385)	$(6,217)
Denominator:
Weighted-average shares of common stock outstanding	18,955,384	628,435	7,319,012	569,417
Net loss per share, basic and diluted	$(0.30)	$(3.31)	$(2.38)	$(10.92)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2018	2017
Redeemable convertible preferred stock on an if converted basis	—	12,263,126
Stock options to purchase common stock	2,177,666	734,663
Common stock subject to future vesting	129,054	297,902
Total	2,306,720	13,295,691

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

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers and is now enrolling a Phase 1b/2 clinical trial in lupus and lupus nephritis. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases, given the compelling published activity seen with proteasome inhibitors administered to patients with severe autoimmune diseases. Our Phase 1a clinical trial results provide evidence that KZR-616 avoids the side effects caused by non-selective proteasome inhibitors, side effects that prevent them from being developed as a treatment in autoimmunity. Initial top-line results from the Phase 1b portion of our trial are expected in the first half of 2019, and we plan to initiate up to four additional trials in autoimmune diseases in 2019. We are also leveraging our protein secretion pathway research platform to discover and develop small molecule therapies targeting cancer including immuno-oncology.

Since the commencement of our operations in mid-2015, we have devoted substantially all our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock and from our initial public offering as described below.

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

On June 25, 2018, we completed our initial public offering, or IPO, whereby we sold 5,750,000 shares of our common stock, which included 750,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $77.7 million from the IPO, net of underwriting discounts and commissions and other offering expenses paid by us.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $8.5 million and $17.4 million for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2018, we had an accumulated deficit of $43.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Discovery research	$2,891	$1,181	$8,920	$3,787
Clinical development	978	226	2,879	1,228
Manufacturing related expenses	795	198	1,667	304
Less: Australian Research and Development Tax Incentive Program	—	(48)	(3)	(486)
Total research and development expenses	$4,664	$1,557	$13,463	$4,833

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, IT and audit services. Personnel costs consist of salaries, benefits and stock-

based compensation. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, The Nasdaq Stock Market LLC and any other securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the growth of our business.

Interest Income

Our interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change
Operating expenses:
Research and development	$4,664	$1,557	$3,107
General and administrative	1,600	635	965
Total operating expenses	6,264	2,192	4,072
Loss from operations	(6,264)	(2,192)	(4,072)
Interest income	601	112	489
Net loss	$(5,663)	$(2,080)	$(3,583)

Research and Development Expenses

Research and development expenses increased by $3.1 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was due to an increase of $0.5 million in toxicology and other preclinical studies, an increase of $0.6 million in clinical trial costs for the Phase 1b clinical trial of KZR-616, an increase of $0.5 million related to manufacturing, an increase of $0.3 million in medicinal chemistry efforts related to our protein secretion discovery program, an increase of $0.2 million in stock-based compensation, an increase of $0.4 million in personnel expenses due to an increase in headcount and an increase of $0.5 million in facility-related expense. In addition, the Australian Research and Development Tax Incentive credit earned for the three months ended September 30, 2018 decreased by $0.1 million compared to the same period in 2017, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was primarily due to an increase of $0.2 million in stock-based compensation, an increase of $0.3 million in personnel expenses related to an increase in headcount and increased salaries, an increase of $0.4 million in consulting and professional fees related to being a public company and an increase of $0.1 million in facility-related expenses due to the move to our new corporate office.

Interest Income

Interest income increased by $0.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase was attributable to interest income earned on higher balances of cash equivalents and marketable securities resulting from our IPO in June 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	$ Change
Operating expenses:
Research and development	$13,463	$4,833	$8,630
General and administrative	4,837	1,497	3,340
Total operating expenses	18,300	6,330	11,970
Loss from operations	(18,300)	(6,330)	(11,970)
Interest income	915	113	802
Net loss	$(17,385)	$(6,217)	$(11,168)

Research and Development Expenses

Research and development expenses increased by $8.6 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was due to an increase of $2.1 million in toxicology and other preclinical studies, an increase of $1.1 million related to manufacturing activities, an increase of $1.1 million in clinical trial costs for the Phase 1b clinical trial of KZR-616, an increase of $0.6 million in medicinal chemistry efforts related to our protein secretion discovery program, an increase of $1.4 million in personnel expenses due to an increase in headcount, an increase of $0.6 million in stock-based compensation and an increase of $1.2 million in facility-related expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the nine months ended September 30, 2018 decreased by $0.5 million compared to the same period in 2017, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was due to an increase of $1.3 million in legal and professional fees related to operating, and preparing to operate, as a public company, an increase of $0.9 million in stock-based compensation, an increase of $0.7 million in personnel expenses related to an increase in headcount and increased salaries, and an increase of $0.4 million in facility-related expenses due to the move to our new corporate office and disposal of property and equipment from our prior facility.

Interest Income

Interest income increased by $0.8 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was attributable to interest income earned on higher balances of cash equivalents and marketable securities resulting from our IPO in June 2018.

Liquidity and Capital Resources

Overview

In June 2018, we completed an IPO whereby we sold 5,750,000 shares of our common stock at a price of $15.00 per share, which included 750,000 shares as a result of the underwriters exercising their over-allotment option exercised in full. We received net proceeds of $77.7 million from the IPO, after deducting underwriting discounts and commissions and other offering expenses paid by us. In connection with the IPO, all of our outstanding convertible preferred stock automatically converted to common stock on a one-for-one ratio on June 20, 2018.

Since our inception and through September 30, 2018, we have raised an aggregate of $150.6 million to fund our operations, including $77.7 million from our IPO and $72.6 million from the sale of convertible preferred stock. As of September 30, 2018, we had $39.6 million in cash and cash equivalents and $73.2 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. Agency bonds and corporate debt securities with maturities of six months or less.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $5.7 million and $17.4 million for the three and nine months ended September 30, 2018, respectively, and we had an accumulated deficit of $43.4 million as of September 30, 2018.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2018 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash used in operating activities	$(15,319)	$(6,493)
Cash used in investing activities	(73,988)	(326)
Cash provided by financing activities	77,908	49,755
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(53)	42
Net (decrease) increase in cash and cash equivalents and restricted cash	$(11,452)	$42,978

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities was $15.3 million, which consisted of a net loss of $17.4 million, adjusted by non-cash charges of $1.9 million and a net change of $0.1 million in our net operating assets and liabilities. The non-cash charges consisted of $0.3 million for depreciation and amortization, $1.5 million for stock-based compensation expense and $0.1 million for loss on disposal of property and equipment. The change in our net operating assets and liabilities was primarily due to an increase of $1.3 million in prepaid expenses, including upfront payments for insurance premiums, clinical and toxicology activities, offset by an increase of $1.6 million in accounts payable, accrued expenses and other liabilities due to professional services, manufacturing and clinical expenditures as well as an increase of $0.2 million related to the deferred rent.

During the nine months ended September 30, 2017, cash used in operating activities was $6.5 million, which consisted of a net loss of $6.2 million, adjusted by non-cash charges of $0.2 million and a net change of $0.5 million in our net operating assets and liabilities. The non-cash charges consisted of $0.1 million for depreciation and amortization and $0.1 million for stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to an increase of $1.0 million in prepaid expenses and other current assets primarily due to the Australian Research and Development Tax Incentive receivable, offset by an increase of $0.4 million in accounts payable due to the timing of payments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $74.0 million, which consisted of $1.0 million related to the purchase of property and equipment, and $73.0 million for purchases of marketable securities, compared to $0.3 million related to the purchase of property and equipment for the nine months ended September 30, 2017.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $77.9 million, which consisted of proceeds from our recent IPO which totaled $77.7 million net of issuance costs, and $0.2 million from the exercise of stock options. During the nine months ended September 30, 2017, cash provided by financing activities was $49.8 million from the issuance of Series B redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

During the three and nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $112.8 million as of September 30, 2018, which consisted of bank deposits, highly liquid money market funds, U.S. Treasury securities, U.S. Agency bonds and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2018, our cash equivalents and marketable securities have maturities of six months or less. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance is located in Australia as of September 30, 2018. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of September 30, 2018.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2017, we identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, a lack of sufficient review and approval of manual journal entries posted to the general ledger and a lack of adequate review procedures over general ledger account reconciliations.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $9.0 million and $8.5 million for the years ended December 31, 2016 and 2017, respectively, and $17.4 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $43.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2018, our cash, cash equivalents and marketable securities was $112.8 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

We may experience delays in obtaining regulatory approval of KZR-616 with a self-administered dual-chamber system given the increased complexity of the review process when approval of the product and device is sought under a single marketing application. If delivered by a self-administered dual-chamber system, KZR-616 may be regulated as a drug/device combination product. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application is generally sufficient for the approval of a combination product, the FDA may determine that separate marketing applications are necessary. This could significantly increase the resources and time required to bring a particular combination product to market. While we expect KZR-616, along with the self-administered dual-chamber system, to be subject to a single marketing application reviewed by the Center for Drug Evaluation and Research (CDER) at the FDA based on its primary mode of action as a drug, the FDA could disagree.

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

A key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat autoimmune diseases and oncology. We focus our clinical development of KZR-616 on autoimmune diseases with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class agents. Efforts to identify and develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products or commercial revenues for many reasons, including the following:

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

As a result of these factors, our competitors may obtain regulatory approval of their drugs before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, or may be more successful than we in manufacturing and marketing their drugs. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization.

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

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

We and our CROs are required to comply with the good laboratory practices, or GLPs, and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonisation guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

As of November 1, 2018, we had 24 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon our shares of our common stock outstanding as of September 30, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 57% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 19,108,221 shares of common stock as of September 30, 2018. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 13,358,221 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 12,263,126 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we continue taking steps and plan to take additional measures to remediate the underlying causes of the material weakness.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from the IPO

On June 25, 2018, we completed our IPO and issued 5,750,000 shares of our common stock at an initial offering price of $15.00 per share (inclusive of 750,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering). We received net proceeds from the IPO of approximately $77.7 million, after deducting underwriting discounts and commissions of approximately $6.0 million, and expenses of approximately $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC and Cowen and Company, LLC acted as lead book-running managers. Wells Fargo Securities, LLC and William Blair & Company, L.L.C. acted as joint book-running manager for the IPO.

Shares of our common stock began trading on The Nasdaq Global Select Market on June 21, 2018. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-225194), which was declared effective on June 20, 2018.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of September 30, 2018, we have used approximately $4.9 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

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

Company Name

Date: November 8, 2018	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer (Principal Financial and Accounting Officer)