Form 10-Q
period 2019-03-31
Kezar Life Sciences, Inc.
filed 2019-05-07
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	KZR	The Nasdaq Stock Market LLC

As of May 2, 2019, the registrant had 19,119,421 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “should,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our plans to develop and commercialize our product candidates;
•	the initiation, timing, progress and expected results of our current and future clinical trials and our research and development programs;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to successfully acquire or in-license additional product candidates or other technology on reasonable terms;
•	our ability to maintain and establish collaborations or strategic relationships or obtain additional funding;
•	the timing and likelihood of obtaining regulatory approval of our current and future product candidates;
•	our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
•	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the scope of protection we are able to establish and maintain for intellectual property rights and the duration of our patent rights covering our product candidates;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to compete in the markets for our product candidates;
•	the impact of government laws and regulations;
•	developments relating to our competitors and our industry; and
•	the factors that may impact our financial results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$18,470	$24,182
Marketable securities	82,664	83,250
Prepaid expenses	1,664	1,884
Other current assets	991	489
Total current assets	103,789	109,805
Property and equipment, net	4,846	4,595
Operating lease right-of-use asset	4,139	—
Other assets	282	282
Total assets	$113,056	$114,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,448	$193
Accrued liabilities	2,406	2,678
Operating lease liabilities, current	804	—
Deferred rent, current	—	354
Other liabilities, current	100	112
Total current liabilities	4,758	3,337
Operating lease liabilities, noncurrent	6,153	—
Deferred rent	—	2,548
Total liabilities	10,911	5,885
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 19,118,421 and 19,114,421 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	19	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; zero shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	159,093	158,176
Accumulated other comprehensive loss	(130)	(203)
Accumulated deficit	(56,837)	(49,195)
Total stockholders' equity	102,145	108,797
Total liabilities and stockholders' equity	$113,056	$114,682

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$5,927	$3,572
General and administrative	2,382	1,514
Total operating expenses	8,309	5,086
Loss from operations	(8,309)	(5,086)
Interest income	667	139
Net loss	$(7,642)	$(4,947)
Net loss per common share, basic and diluted	$(0.40)	$(6.53)
Weighted-average shares used to compute net loss per common share, basic and diluted	19,042,524	757,399

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(7,642)	$(4,947)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	(23)
Unrealized gain on marketable securities	65	—
Total other comprehensive income (loss), net of tax	73	(23)
Comprehensive loss	$(7,569)	$(4,970)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2018	—	—	19,114,421	$19	$158,176	$(203)	$(49,195)	$108,797
Issuance of common stock upon exercise of stock options	—	—	4,000	—	4	—	—	4
Vesting related to common shares issued pursuant to early exercises	—	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	901	—	—	901
Other comprehensive loss	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(7,642)	(7,642)
Balance at March 31, 2019	-	$-	19,118,421	$19	$159,093	$(130)	$(56,837)	$102,145

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2017	12,263,126	$77,931	948,578	$1	$451	$(111)	$(26,028)	$(25,687)
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options	—	—	109,818	—	25	—	—	25
Vesting related to common shares issued pursuant to early exercises	—	—	—	—	17	—	—	17
Stock-based compensation expense	—	—	—	—	126	—	—	126
Other comprehensive loss	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(4,947)	(4,947)
Balance at March 31, 2018	12,263,126	$77,931	1,058,396	$1	$619	$(134)	$(30,975)	$(30,489)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,642)	$(4,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303	87
Stock-based compensation	901	126
Amortization of premiums and discounts on marketable securities	(359)	—
Loss on disposal of property and equipment	—	97
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(282)	(641)
Other assets	—	39
Accounts payable and accrued liabilities	560	1,028
Other liabilities, current	—	149
Deferred rent	—	296
Operating lease liabilities	(181)	—
Net cash used in operating activities	(6,700)	(3,766)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(195)
Purchases of marketable securities	(35,936)	—
Maturities of marketable securities	36,946	—
Net cash provided by (used in) investing activities	976	(195)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4	25
Net cash provided by financing activities	4	25
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8	(12)
Net decrease in cash, cash equivalents and restricted cash	(5,712)	(3,948)
Cash, cash equivalents and restricted cash at the beginning of period	24,182	51,046
Cash, cash equivalents and restricted cash at the end of period	$18,470	$47,098
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$12	$17
Addition of tenant improvement paid by landlord	$—	$2,054
Purchase of property and equipment in accounts payable	$423	$21
Deferred offering costs in accrued liabilities	$—	$1,300

See accompanying notes to the unaudited interim condensed consolidated financial statements

Kezar Life Sciences, Inc

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the state of Delaware in February 2015 and commenced operations in June 2015. The Company is a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $56.8 million as of March 31, 2019. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2019 and except for the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes during the three months ended March 31, 2019.

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the Company’s accounts and those of its wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd, which is a proprietary company limited by shares. All intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying financial information as of March 31, 2019 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 26, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, stock-based compensation, and accrued research and development costs. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of corporate debt securities and highly liquid money market funds.

Restricted cash at January 1, 2018 consisted of approximately a $13,000 deposit at the bank held as collateral for the Company’s credit card program. The collateral requirement was removed and released in May 2018.

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

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. The Company records a corresponding right-of-use (“ROU”) lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement; and (ii) the ROU lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

Accounting Pronouncements Adopted in 2019

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

The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be restated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company elected the package of transition practical expedients that allows the Company not to reassess the lease classification for any expired or existing contracts, whether initial direct costs were incurred, or whether any expired or existing contracts contained leases.

This standard had a material effect on the Company’s financial statements. The most significant effects relate to (1) the recognition of new ROU asset and lease liabilities on the balance sheet for the operating lease for its headquarters at 4000 Shoreline Court, South San Francisco; and (2) providing significant new disclosures about its leasing activities.

The following table discloses the impact on our balance sheet upon adoption (in thousands):

	January 1, 2019	December 31, 2018
Operating lease ROU asset	$4,236	$—
Operating lease liabilities, current	774	—
Operating lease liabilities, noncurrent	6,364	—
Deferred rent, current	—	354
Deferred rent, noncurrent	—	2,548

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company did not elect the practical expedient to not separate lease and non-lease components for all of its leases.

Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and determined that it did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. The Company is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendment of ASU No. 2018-13 removes disclosure requirements from Topic 820 in the areas of (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of March 31, 2019 or December 31, 2018.

The following table summarizes our financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$18,349	$18,349	$—	$—
U.S. Treasury securities	13,695	13,695	—	—
Commercial paper	19,357	—	19,357	—
Corporate debt securities	20,538	—	20,538	—
Government agency bonds	29,075	—	29,075	—
Total	$101,014	$32,044	$68,970	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$23,156	$23,156	$—	$—
U.S. Treasury securities	25,692	25,692	—	—
Commercial paper	19,190	—	19,190	—
Corporate debt securities	20,451	—	20,451	—
Government agency bonds	17,917	—	17,917	—
Total	$106,406	$48,848	$57,558	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our condensed consolidated balance sheets (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	18,349	—	—	18,349
U.S. Treasury securities	13,691	4	—	13,695
Commercial paper	19,342	15	—	19,357
Corporate debt securities	20,521	17	—	20,538
Government agency bonds	29,066	9	—	29,075
Total	$100,969	$45	$—	$101,014

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$23,156	$—	$—	$23,156
U.S. Treasury securities	25,698	—	(6)	25,692
Commercial paper	19,203	—	(13)	19,190
Corporate debt securities	20,449	4	(2)	20,451
Government agency bonds	17,921	—	(4)	17,917
Total	$106,427	$4	$(25)	$106,406

As of March 31, 2019, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Marketable securities maturing:
In one year or less	$82,619	$82,664
Total marketable securities	$82,619	$82,664

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,489	2,043
Computer equipment	230	219
Total property and equipment	5,987	5,530
Less accumulated depreciation and amortization	(1,141)	(935)
Property and equipment, net	$4,846	$4,595

Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued preclinical and research costs	$1,128	$1,146
Accrued clinical costs	528	434
Accrued employee-related costs	554	736
Accrued professional services	90	138
Other	106	224
Total accrued liabilities	$2,406	$2,678

6. Operating Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

The contractually specified minimum rent and annual rent increases for the operating lease are included in the measurement of the ROU asset and related lease liabilities. Under the lease arrangement, we may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in our Condensed Consolidated Statements of Operations when they are incurred. The option to extend the lease was not recognized as part of the Company’s lease liability and ROU asset.

Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company recorded lease liabilities and ROU asset for its office lease based on the present value of lease payments over the expected lease term.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

For three months ended March 31, 2019
Cash paid for operating lease liabilities	$181
Remaining lease term	5.92 years
Discount rate	10%

Maturities of lease liabilities as of March 31, 2019 were as follows:
2019	$1,095
2020	1,497
2021	1,542
2022	1,588
2023	1,635
2024	1,684
Thereafter	282
Total undiscounted lease payments	9,323
Less: imputed interest	(2,366)
Total lease liabilities	$6,957

Operating lease liabilities, current	804
Operating lease liabilities, noncurrent	6,153
Total operating lease liabilities	$6,957

Future minimum lease payments are as follows as of December 31, 2018 (in thousands):

Year ending December 31:
2019	$1,453
2020	1,497
2021	1,542
2022	1,588
2023	1,635
Thereafter	1,966
Total future minimum lease payments	$9,681

7. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants will be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards for the purchase of that number of shares of common stock. As of March 31, 2019, options to purchase 663,621 shares of common stock and 10,189 RSUs have been granted and 2,179,866 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2019, options to purchase 2,091,845 shares of common stock were outstanding under the 2015 Plan.

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

As of March 31, 2019, no shares of common stock had been issued under the ESPP and 391,144 shares remained available for future issuance under the ESPP. The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date. The Board authorized an initial offering beginning on November 16, 2018 and ending on May 15, 2019. Following the end of the initial offering, a new offering will automatically begin on the day that immediately follows the conclusion of the preceding offering.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plan and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,181,466	$3.80	8.5	$43,189
Options granted	578,000	$22.50
Options exercised	(4,000)	$0.90		$78
Options cancelled	—	$—
Outstanding at March 31, 2019	2,755,466	$7.73	8.6	$30,395
Vested and exercisable at March 31, 2019	1,104,476	$2.93	7.8	$16,468

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 was $15.79 per share. The 2015 Plan allows for early exercisable option grants, which permit the grantee to exercise a stock option in exchange for stock before the requisite service is provided (e.g., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase such shares at the exercise price if the vesting conditions are not satisfied. To date, the Company has made such grants only to non-employee board members. The total intrinsic value of exercised stock options during the three months ended March 31, 2019 was $78,000. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Early Exercise Stock Purchase Agreements

As of March 31, 2019 and December 31, 2018, there were 56,038 and 68,349, respectively, of nonvested common shares outstanding that were exercised early and subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after the applicable vesting commencement date and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital.

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

Number of Shares
Nonvested—December 31, 2018	20,908
Vested	(15,681)
Nonvested—March 31, 2019	5,227

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$447	$59
General and administrative	454	67
Total stock-based compensation expense	$901	$126

As of March 31, 2019, the unrecognized stock-based compensation cost and the estimated weighted average amortization period, using the straight-line attribution method, was as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Period (Years)
Employee options	$12,243	2.9
Nonemployee options	2	0.2
Total unrecognized stock-based compensation expense	$12,245

The fair value of the employee stock options granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (years)	5.9	6.0
Expected volatility	79.9 - 81.9%	82.0%
Risk-free interest rate	2.4 - 2.6%	2.6%
Expected dividend yield	—	—

8. Income Taxes

No provision for income taxes was recorded for the three months ended March 31, 2019 and 2018, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for both 2016 and 2017. The Company has not yet filed its federal tax return for 2018 in which the Company will determine whether it qualifies as a small business under the PATH Act. During the three months ended March 31, 2019, the Company utilized $93,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

9. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(7,642)	$(4,947)
Denominator:
Weighted-average shares of common stock outstanding	19,042,524	757,399
Net loss per share, basic and diluted	$(0.40)	$(6.53)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Redeemable convertible preferred stock on an if converted basis	—	12,263,126
Stock options to purchase common stock	2,755,466	1,354,965
Common stock subject to future vesting	61,265	252,303
Total	2,816,731	13,870,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this report, and with our audited financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2019.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. We are translating our innovative research on the immunoproteasome and protein secretion pathways to advance novel therapeutic approaches.

Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, is being evaluated for the treatment of underserved and severe autoimmune diseases. We believe that the immunoproteasome has broad therapeutic potential and is a validated target for the treatment of a wide variety of autoimmune diseases, given the compelling published activity seen with non-selective proteasome inhibitors administered to patients in this setting.

KZR-616 has completed testing in healthy volunteers in a Phase 1a clinical trial, and these results provide evidence that KZR-616 potentially avoids adverse effects caused by currently marketed non-selective proteasome inhibitors, including side effects that we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. The lead indication for KZR-616 is lupus nephritis, or LN, which currently has no drugs approved by either the Food and Drug Administration, or the FDA, or the European Medicines Agency. We are now enrolling a Phase 1b/2 clinical trial in systemic lupus erythematosus, or SLE, and LN and expect initial top-line results from the first two cohorts of the Phase 1b portion in the second quarter of 2019. We plan to initiate the Phase 2 portion of the trial, exclusively in LN, in the second quarter of 2019. In January 2019, we began enrolling healthy female subjects in a Phase 1a clinical trial to assess the safety, tolerability, pharmacokinetics and target inhibition of a simplified lyophilized formulation of KZR-616. We are leveraging KZR-616’s broad therapeutic potential to develop the product candidate in four additional autoimmune indications: dermatomyositis (DM), polymyositis (PM), autoimmune hemolytic anemia (AIHA) and immune thrombocytopenia (ITP). A Phase 2 trial for dermatomyositis and polymyositis is expected to begin in the second half of 2019 under the same Investigational New Drug, or IND, application as SLE and LN. In April 2019, we received acceptance from the FDA for a new IND to support clinical trials in autoimmune hemolytic anemia and immune thrombocytopenia, and a Phase 2 trial for these indications is also expected to commence in the second half of 2019.

We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to a license agreement with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc., or Amgen, in June 2015. Patent coverage for KZR-616 extends to at least 2034.

We are also leveraging our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics, and we remain on-track to nominate our first clinical candidate targeting oncology indications in 2019.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $23.2 million and $7.6 million for the year ended December 31, 2018 and the three months ended March 31, 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2019, we had an accumulated deficit of $56.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the ongoing and planned development of KZR-616;
•	seek to discover and develop additional product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
•	seek marketing approvals for KZR-616 and any future product candidates that successfully complete clinical trials;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Our Pipeline

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	fees paid to consultants for services directly related to our product development and regulatory effort;
•	expenses incurred under agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on our behalf;
•	costs associated with preclinical studies and clinical trials;

•	costs associated with technology and intellectual property licenses;
•	the costs related to production of clinical supplies; and
•	facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Research and development expenses by program:
KZR-616	$4,012	$2,647
Protein Secretion	1,915	925
Total research and development expenses	$5,927	$3,572

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, IT and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to incur additional expenses as we increase the size of our administrative function to support the growth of our business.

Interest Income

Our interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
(dollars in thousands)	2019	2018	$ Change
Operating expenses:
Research and development	$5,927	$3,572	$2,355
General and administrative	2,382	1,514	868
Total operating expenses	8,309	5,086	3,223
Loss from operations	(8,309)	(5,086)	(3,223)
Interest income	667	139	528
Net loss	$(7,642)	$(4,947)	$(2,695)

Research and Development Expenses

Research and development expenses increased by $2.4 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily driven by $1.2 million of clinical expenses related to advancing the KZR616 clinical program, an increase of $0.2 million related to manufacturing, an increase of $0.6 million in personnel expenses due to an increase in headcount, an increase of $0.4 million in stock-based compensation and an increase of $0.4 million in facility-related expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the three months ended March 31, 2019 increased by $0.4 million compared to the same period in 2018, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $0.4 million in stock-based compensation, an increase of $0.3 million in personnel expenses related to an increase in headcount and increased salaries and an increase of $0.2 million in costs related to operating as a public company.

Interest Income

Interest income increased by $0.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was attributable to interest income earned on higher balances of cash equivalents and marketable securities resulting from our IPO in June 2018.

Liquidity and Capital Resources

Overview

In June 2018, we completed an IPO whereby we sold 5,750,000 shares of our common stock at a price of $15.00 per share, which included 750,000 shares as a result of the underwriters exercising their over-allotment option in full. We received net proceeds of $77.7 million from the IPO, after deducting underwriting discounts and commissions and other offering expenses paid by us. In connection with the IPO, all of our outstanding convertible preferred stock automatically converted to common stock on a one-for-one ratio on June 20, 2018.

Since our inception and through March 31, 2019, we have raised an aggregate of $150.6 million to fund our operations, including $77.7 million from our IPO and $72.6 million from the sale of convertible preferred stock. As of March 31, 2019, we had $18.5 million in cash and cash equivalents and $82.7 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. Agency bonds and corporate debt securities with maturities of seven months or less.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $7.6 million for the three months ended March 31, 2019, and we had an accumulated deficit of $56.8 million as of March 31, 2019.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2019 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

•

the progress, timing, scope, results and costs of our clinical trials and preclinical studies for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;

•	the costs of obtaining clinical and commercial supplies for KZR-616 and any other product candidates we may identify and develop;
•	the cost, timing and outcomes of regulatory approvals;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	the cost of attracting, hiring and retaining qualified personnel;
•	our ability to successfully commercialize any product candidates for which we obtain regulatory approval; and
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash used in operating activities	$(6,700)	$(3,766)
Cash provided by (used in) investing activities	976	(195)
Cash provided by financing activities	4	25
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8	(12)
Net decrease in cash and cash equivalents and restricted cash	$(5,712)	$(3,948)

Cash Flows from Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $6.7 million, which consisted of a net loss of $7.6 million, adjusted by non-cash charges of $0.8 million and a net change of $0.1 million in our net operating assets and liabilities. The non-cash charges consisted of $0.3 million for depreciation and amortization and $0.9 million for stock-based compensation expense, offset by $0.4 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $0.3 million in prepaid expenses and other current assets, and a decrease of $0.2 million in operating lease liabilities, offset by an increase of $0.6 million in accounts payable and accrued expenses due to timing of payments and increased clinical expenditures.

During the three months ended March 31, 2018, cash used in operating activities was $3.8 million, which consisted of a net loss of $4.9 million, adjusted by non-cash charges of $0.3 million and a net change of $0.8 million in our net operating assets and liabilities. The non-cash charges consisted of $0.1 million for depreciation and amortization, $0.1 million for stock-based compensation expense and $0.1 million for loss on disposal of property and equipment. The change in our net operating assets and liabilities was primarily due to an increase of $0.6 million in prepaid expenses, including advance payments for clinical activities, offset by an increase of $1.1 million in accounts payable, accrued expenses and other liabilities due to professional services and clinical expenditures as well as an increase of $0.3 million related to the lease incentive for our new facility.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2019, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $34,000 during the three months ended March 31, 2019.

Net cash used in investing activities was $0.2 million for the three months ended March 31,2018, related to the purchases of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $4,000, consisting of proceeds from the issuance of common stock upon the exercise of stock options, compared to $25,000 from proceeds from the exercise of stock options for the three months ended March 31, 2018.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 26, 2019.

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

There have been no material changes to our critical accounting policies from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 26, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $101.1 million as of March 31, 2019, which consisted of bank deposits, highly liquid money market funds, U.S. Treasury securities, U.S. Agency bonds and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2019, our cash equivalents and marketable securities had maturities of seven months or less. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.1 million of our cash balance was located in Australia as of March 31, 2019. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $23.2 million for the year ended December 31, 2018 and $7.6 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $56.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and planned development of KZR-616;
•	seek to discover and develop additional product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
•	seek marketing approvals for KZR-616 and any future product candidates that successfully complete clinical trials;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implement operational, financial and management systems;
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
•	incur additional legal, accounting and other expenses associated with operating as a public company.

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in the initiation, enrollment or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing KZR-616 and any future product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, KZR-616 and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:

•	timely and successfully completing preclinical and clinical development of KZR-616 and any future product candidates;
•	obtaining regulatory approvals for KZR-616 and any future product candidates for which we successfully complete clinical trials;
•

launching and commercializing any product candidates for which we obtain regulatory approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•

qualifying for and obtaining coverage and adequate reimbursement by government and third-party payors for any product candidates for which we obtain regulatory approval, both in the United States and internationally;

•

developing, validating and maintaining commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for KZR-616, a self-administered dual-chamber system for KZR-616 and any future product candidates that are compliant with current good manufacturing practices, or cGMP;

•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate amount and quality of starting materials, drug substance, drug product and drug delivery devices and services to support clinical development, as well as the market demand for KZR-616 and any future product candidates, if approved;

•

obtaining market acceptance, if and when approved, of KZR-616 or any future product candidate as a viable treatment option by physicians, patients, third-party payors and others in the medical community;

•	effectively addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations pursuant to such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	securing appropriate pricing in the United States and internationally.

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

As of March 31, 2019, our cash, cash equivalents and marketable securities was $101.1 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

In June 2015, we acquired rights to KZR-616, pursuant to a license agreement with Onyx, or the Onyx license agreement. Under the Onyx license agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales, as well as other material obligations. We are obligated to pay Onyx milestone payments up to an aggregate of $172.5 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Onyx tiered royalties based on net sales of KZR-616. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize KZR-616 or any future product candidates, including:

•	delays in reaching a consensus with regulatory authorities on design or implementation of our clinical trials;
•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a trial;

•	clinical trials of our product candidates may produce negative or inconclusive results;
•

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

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

Beginning in Phase 2, KZR-616 will be a lyophilized product candidate, meaning it will be freeze-dried and must be reconstituted with water prior to delivery to a patient. While lyophilized products are common in the drug industry, we intend that if approved and commercialized, KZR-616 will be self-administered by patients via a self-administered dual-chamber system. There are several technical challenges we will need to solve related to use of a self-administered dual-chamber system, including whether KZR-616 is amenable to use in such a device and whether it is sufficiently stable to meet regulatory requirements. We may not be able to solve these technical challenges, which would require that patients reconstitute KZR-616 themselves prior to injection. This method for administering KZR-616 could adversely affect market acceptance of KZR-616 and make it more difficult to conduct clinical trials of KZR-616. In addition, if we have not successfully developed the self-administered dual-chamber system by the time we commence Phase 3 clinical trials for KZR-616, we may need to seek approval for KZR-616 via a different delivery system, which could require additional bio-equivalence or efficacy clinical trials.

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

A key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat autoimmune diseases and oncology indications. We focus our clinical development of KZR-616 on autoimmune diseases with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class agents. Efforts to identify and develop product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products or commercial revenues for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;
•	competitors may develop alternatives that render any product candidates we develop obsolete;
•	any product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•	a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by physicians, patients, the medical community or third-party payors.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We intend to develop KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis, polymyositis, autoimmune hemolytic anemia and immune thrombocytopenia, where we have planned initial Phase 2 clinical trials, as well as other rare autoimmune indications. If the actual number of patients with these disorders is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of KZR-616 and any future product candidates. Even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Additionally, if any of our product candidates receive marketing approval, the FDA could require us to include a black box warning in our label or adopt a REMS to ensure that the benefits outweigh the risks, which may include, among other things, a Medication Guide outlining the risks of the drug for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others identify undesirable side effects caused by our product candidates during development or after obtaining U.S. regulatory approval, several potentially significant negative consequences could result, including:

•	regulatory authorities may not permit us to initiate our studies or could put them on hold;
•	regulatory authorities may not approve, or may withdraw, their approval of the product;
•	regulatory authorities may require us to recall the product;
•	regulatory authorities may add new limitations for distribution and marketing of the product;
•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered or modify the product in some other way;
•	we may be required to implement a REMS program;
•	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

Future collaborations could subject us to a number of risks, including:

•	we may be required to undertake the expenditure of substantial operational, financial and management resources;
•	we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
•	we may be required to assume substantial actual or contingent liabilities;
•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•	strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
•

strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•

strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

•	strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;

•

disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic collaborators may experience financial difficulties;
•

strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

•	strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•	strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

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

Even if KZR-616 or any future product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of KZR-616 or any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments and therapies;
•	the effectiveness of sales and marketing efforts;
•	the strength of our relationships with patient communities;
•	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•	our ability to offer such drug for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments and therapies;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of the drug together with other medications.

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

If we fail to comply with applicable regulatory requirements following approval of KZR-616 or any future product candidates, a regulatory authority may:

•	issue an untitled letter or warning letter asserting that we are in violation of the law;
•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;
•	refuse to approve a pending NDA or comparable foreign marketing application or any supplements thereto submitted by us or our partners;
•	restrict the marketing or manufacturing of the drug;
•	seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•	refuse to permit the import or export of product candidates; or
•	refuse to allow us to enter into supply contracts, including government contracts.

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

If we seek approval of KZR-616 or any future product candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

•	different regulatory requirements for approval of therapies in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

We face an inherent risk of product liability exposure related to the testing of KZR-616 and any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidate that we may develop;
•	loss of revenue;
•	substantial monetary awards to trial participants or patients;
•	significant time and costs to defend the related litigation;
•	withdrawal of clinical trial participants;
•	increased insurance costs;
•	the inability to commercialize any product candidate that we may develop; and
•	injury to our reputation and significant negative media attention.

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

•

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

•

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•

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

•

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

•

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

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	inability to meet our product specifications and quality requirements consistently;
•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;
•	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•	our third-party manufacturers may fail to comply with cGMP-compliance and other inspections by the FDA or other comparable regulatory authorities;
•	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	reliance on single sources for drug components;
•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•	our third-party manufacturers may not devote sufficient resources to our product candidates;
•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•	carrier disruptions or increased costs that are beyond our control.

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production.

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

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

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues; or
•	undergo changes in priorities or become financially distressed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

•	others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or control;
•	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
•	we might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•

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
•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

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

Disputes may arise between us and any of these counterparties regarding intellectual property rights that are subject to such agreements, including, but not limited to:

•	the scope of rights granted under the agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
•	our right to sublicense patent and other rights to third parties;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•	our right to transfer or assign our license; and
•	the effects of termination.

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

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
•

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

•	the commencement, enrollment or results of our planned or future clinical trials of KZR-616 and any future product candidates or those of our competitors;
•	the success of competitive drugs or therapies;
•	regulatory or legal developments in the United States and other countries;
•	the success of competitive products or technologies;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to KZR-616 and any future product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
•	investors’ general perception of us and our business.

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

Our common stock is thinly traded and our stockholders may be unable to sell their shares quickly or at market price.

Although we have had periods of high volume daily trading in our common stock, generally our stock is thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of March 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 58% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

We are an “emerging growth company,” or EGC, as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that not all members of the board are elected at one time;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from the board;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be affected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call stockholder meetings;
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 66 2⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;

•

any action asserting a claim against us or any of our directors, officers, employees or agents arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws;

•	any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal-affairs doctrine.

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from the IPO

On June 25, 2018, we completed our IPO and issued 5,750,000 shares of our common stock at an initial offering price of $15.00 per share (inclusive of 750,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering). We received net proceeds from the IPO of approximately $77.7 million, after deducting underwriting discounts and commissions of approximately $6.0 million and expenses of approximately $2.6 million. None of the expenses associated with the IPO were paid to directors, officers or persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC and Cowen and Company, LLC acted as lead book-running managers for the IPO. Wells Fargo Securities, LLC and William Blair & Company, L.L.C. acted as joint book-running managers.

Shares of our common stock began trading on The Nasdaq Global Select Market on June 21, 2018. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-225194), which was declared effective on June 20, 2018.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of March 31, 2019, we have used approximately $17.3 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
10.1	Amended and Restated Executive Employment Agreement between the Company and Niti Goel, dated June 8, 2018.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kezar Life Sciences, Inc. (Registrant)

Date: May 7, 2019	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer (Principal Financial and Accounting Officer)