Form 10-Q
period 2019-06-30
Kezar Life Sciences, Inc.
filed 2019-08-07
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 19,137,645 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$13,031	$24,182
Marketable securities	80,392	83,250
Prepaid expenses	1,653	1,884
Other current assets	1,160	489
Total current assets	96,236	109,805
Property and equipment, net	4,713	4,595
Operating lease right-of-use asset	4,036	—
Other assets	282	282
Total assets	$105,267	$114,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$955	$193
Accrued liabilities	2,858	2,678
Operating lease liabilities, current	835	—
Deferred rent, current	—	354
Other liabilities, current	87	112
Total current liabilities	4,735	3,337
Operating lease liabilities, noncurrent	5,929	—
Deferred rent	—	2,548
Total liabilities	10,664	5,885
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018; 19,132,645 and 19,114,421 shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018, respectively	19	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018; zero shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018	—	—
Additional paid-in capital	160,295	158,176
Accumulated other comprehensive loss	(156)	(203)
Accumulated deficit	(65,555)	(49,195)
Total stockholders' equity	94,603	108,797
Total liabilities and stockholders' equity	$105,267	$114,682

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,925	$5,228	$12,852	$8,800
General and administrative	2,430	1,722	4,812	3,236
Total operating expenses	9,355	6,950	17,664	12,036
Loss from operations	(9,355)	(6,950)	(17,664)	(12,036)
Interest income	637	175	1,304	314
Net loss	$(8,718)	$(6,775)	$(16,360)	$(11,722)
Net loss per common share, basic and diluted	$(0.46)	$(3.31)	$(0.86)	$(8.35)
Weighted-average shares used to compute net loss per common share, basic and diluted	19,073,830	2,044,027	19,058,263	1,404,392

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(8,718)	$(6,775)	$(16,360)	$(11,722)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(49)	14	(41)	(9)
Unrealized gain on marketable securities	23	—	88	—
Total other comprehensive income (loss), net of tax	(26)	14	47	(9)
Comprehensive loss	$(8,744)	$(6,761)	$(16,313)	$(11,731)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2018	—	—	19,114,421	$19	$158,176	$(203)	$(49,195)	$108,797
Issuance of common stock upon exercise of stock options	—	—	4,000	—	4	—	—	4
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	901	—	—	901
Other comprehensive income	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(7,642)	(7,642)
Balance at March 31, 2019	-	$-	19,118,421	$19	$159,093	$(130)	$(56,837)	$102,145
Issuance of common stock upon exercise of stock options	—	—	14,224	—	180	—	—	180
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,009	—	—	1,009
Other comprehensive loss	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(8,718)	(8,718)
Balance at June 30, 2019	-	$-	19,132,645	$19	$160,295	$(156)	$(65,555)	$94,603

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2017	12,263,126	$77,931	948,578	$1	$451	$(111)	$(26,028)	$(25,687)
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options	—	—	109,818	—	25	—	—	25
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	17	—	—	17
Stock-based compensation expense	—	—	—	—	126	—	—	126

Other comprehensive loss	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(4,947)	(4,947)
Balance at March 31, 2018	12,263,126	$77,931	1,058,396	$1	$619	$(134)	$(30,975)	$(30,489)
Conversion of redeemable convertible preferred stock to common stock	(12,263,126)	(77,931)	12,263,126	12	77,919			77,931
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	6	77,635	—	—	77,641
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options	—	—	26,510	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	—	—	10,189	—	—	—	—	—
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	988	—	—	988
Other comprehensive income	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(6,775)	(6,775)
Balance at June 30, 2018	-	$-	19,108,221	$19	$157,192	$(120)	$(37,750)	$119,341

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,360)	$(11,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	628	281
Stock-based compensation	1,910	1,114
Amortization of premiums and discounts on marketable securities	(695)	—
Loss on disposal of property and equipment	—	97
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(440)	(949)
Other assets	—	61
Accounts payable and accrued liabilities	919	548
Other liabilities, current	—	(8)
Deferred rent	—	(137)
Operating lease liabilities	(374)	—
Net cash used in operating activities	(14,412)	(10,715)
Cash flows from investing activities:
Purchases of property and equipment	(523)	(915)
Purchases of marketable securities	(59,255)	(16,412)
Maturities of marketable securities	62,896	—
Proceeds from sale of property and equipment	—	10
Net cash provided by (used in) investing activities	3,118	(17,317)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	78,782
Proceeds from the exercise of stock options	184	213
Net cash provided by financing activities	184	78,995
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(41)	(36)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,151)	50,927
Cash, cash equivalents and restricted cash at the beginning of period	24,182	51,046
Cash, cash equivalents and restricted cash at the end of period	$13,031	$101,973
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$25	$24
Addition of tenant improvement paid by landlord	$—	$2,703
Purchase of property and equipment in accounts payable	$23	$35
Conversion of redeemable convertible preferred stock into common stock	$—	$77,931
Deferred offering costs in accrued liabilities	$—	$1,141

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $65.6 million as of June 30, 2019. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2019 and except for the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes during the six months ended June 30, 2019.

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

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying financial information as of June 30, 2019 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company did not elect to apply the practical expedient to not separate lease and non-lease components for all of its leases.

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

This standard had a material effect on the Company’s consolidated financial statements. The most significant effects relate to: (1) the recognition of new ROU asset and lease liabilities on the balance sheet for the operating lease for the Company’s headquarters at 4000 Shoreline Court, Suite 300, South San Francisco; and (2) providing significant new disclosures about its leasing activities.

The following table discloses the impact on the Company’s balance sheet upon adoption (in thousands):

	January 1, 2019	December 31, 2018
Operating lease ROU asset	$4,236	$—
Operating lease liabilities, current	774	—
Operating lease liabilities, noncurrent	6,364	—
Deferred rent, current	—	354
Deferred rent, noncurrent	—	2,548

Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and determined that it did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendment of ASU No. 2018-13 removes disclosure requirements from Topic 820 in the areas of: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of June 30, 2019 or December 31, 2018.

The following table summarizes our financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$12,646	$12,646	$—	$—
U.S. Treasury securities	9,983	9,983	—	—
Commercial paper	16,899	—	16,899	—
Corporate debt securities	17,891	—	17,891	—
U.S. agency bonds	35,619	—	35,619	—
Total	$93,038	$22,629	$70,409	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$23,156	$23,156	$—	$—
U.S. Treasury securities	25,692	25,692	—	—
Commercial paper	19,190	—	19,190	—
Corporate debt securities	20,451	—	20,451	—
U.S. agency bonds	17,917	—	17,917	—
Total	$106,406	$48,848	$57,558	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our condensed consolidated balance sheets (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	12,646	—	—	12,646
U.S. Treasury securities	9,971	12	—	9,983
Commercial paper	16,880	19	—	16,899
Corporate debt securities	17,885	6	—	17,891
U.S. agency bonds	35,588	33	(2)	35,619
Total	$92,970	$70	$(2)	$93,038

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$23,156	$—	$—	$23,156
U.S. Treasury securities	25,698	—	(6)	25,692
Commercial paper	19,203	—	(13)	19,190
Corporate debt securities	20,449	4	(2)	20,451
U.S. agency bonds	17,921	—	(4)	17,917
Total	$106,427	$4	$(25)	$106,406

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.

As of June 30, 2019, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Marketable securities maturing:
In one year or less	$80,324	$80,392
Total marketable securities	$80,324	$80,392

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,539	2,043
Computer equipment	269	219
Total property and equipment	6,076	5,530
Less accumulated depreciation and amortization	(1,363)	(935)
Property and equipment, net	$4,713	$4,595

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued preclinical and research costs	$1,469	$1,146
Accrued clinical costs	505	434
Accrued employee-related costs	640	736
Accrued professional services	145	138
Other	99	224
Total accrued liabilities	$2,858	$2,678

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

Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company recorded lease liabilities and ROU asset for its office lease based on the present value of lease payments over the expected lease term. As of June 30, 2019, the weighted average remaining lease term was 5.67 years and the weighted average discount rate used to determine the operating lease liability was 10.0%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for operating lease liabilities	$193	$374
Operating lease costs	275	550
Variable lease costs	122	244
ROU asset obtained in exchange for operating lease obligation	—	4,236

Maturities of lease liabilities as of June 30, 2019 were as follows for the years ending December 31:
2019		$730
2020		1,497
2021		1,542
2022		1,588
2023		1,635
2024		1,684
Thereafter		282
Total undiscounted lease payments		8,958
Less: imputed interest		(2,194)
Total lease liabilities		$6,764

Operating lease liabilities, current		835
Operating lease liabilities, noncurrent		5,929
Total operating lease liabilities		$6,764

Future minimum lease payments are as follows as of December 31, 2018 (in thousands):

Years ending December 31:
2019	$1,453
2020	1,497
2021	1,542
2022	1,588
2023	1,635
Thereafter	1,966
Total future minimum lease payments	$9,681

For the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.4 million of rent expense, respectively. Variable lease costs were $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

7. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. As of June 30, 2019, options to purchase 787,601 shares of common stock and 10,189 RSUs have been granted and 2,055,886 shares were available for future issuance under the 2018 Plan.

Initially, subject to adjustment as provided in the 2018 Plan, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2018 Plan was 4,000,000 shares, which is the sum of (i) 1,600,692 shares plus (ii) the number of shares reserved and remaining available for issuance under the 2015 Plan at the time the 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under the 2015 Plan that expire, terminate are forfeited or otherwise not issued, or are withheld to satisfy a tax withholding obligation in connection with an award or to satisfy a purchase or exercise price of an award (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. The maximum number of shares that may be issued upon the exercise of ISOs under the 2018 Plan is 12,500,000 shares.

2015 Equity Incentive Plan

The Company’s 2015 Plan provided for the granting of ISOs and NSOs to employees, directors and consultants at the discretion of its board of directors. The 2015 Plan was terminated as to future awards in June 2018, although it continues to govern the terms of options that remain outstanding under the 2015 Plan.

No additional stock awards will be granted under the 2015 Plan, and all outstanding stock awards granted under the 2015 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2018 Plan in accordance with its terms.

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2019, options to purchase 2,087,845 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of June 30, 2019, 10,224 shares of common stock had been issued under the ESPP and 380,920 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. A new six-month offering period automatically began on the day that immediately followed the conclusion of the initial offering period.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,181,466	$3.80	8.5	$43,189
Options granted	701,980	$21.07
Options exercised	(8,000)	$0.90		$134
Options cancelled	—	$—
Outstanding at June 30, 2019	2,875,446	$8.02	8.4	$9,234
Vested and exercisable at June 30, 2019	1,323,030	$3.74	7.7	$6,198

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 was $14.74 per share. The total intrinsic value of exercised stock options during the three and six months ended June 30, 2019 was $56,000 and $134,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Early Exercise Stock Options

The 2015 Plan allowed for early exercisable option grants, which permit the holder to exercise a stock option for the purchase of common stock before the requisite service is provided (i.e., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase at the exercise price any shares of common stock for which the applicable vesting conditions have not been satisfied. Under the 2015 Plan, the Company only made such early exercisable option grants to non-employee members of our board of directors.

As of June 30, 2019 and December 31, 2018, there were 45,287 and 68,349 shares, respectively, of nonvested common stock outstanding that were exercised early and remain subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option one year after the applicable vesting commencement date and 1/48 of the shares underlying the option each month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until such shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital.

Restricted Stock

In addition to the nonvested common stock outstanding described above under the section titled “Early Exercise Stock Options,” the Company issued restricted stock to its founders. The fair value of restricted stock on the issuance date is deemed equal to the cash consideration paid by the founders. Restricted stock vests over a four-year period from the applicable vesting commencement date. The following summarizes the vesting activity of restricted stock:

Number of Shares
Nonvested—December 31, 2018	20,908
Vested	(20,908)
Nonvested—June 30, 2019	—

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$470	$430	$917	$489
General and administrative	539	558	993	625
Total stock-based compensation expense	$1,009	$988	$1,910	$1,114

As of June 30, 2019, the unrecognized stock-based compensation cost was $12.5 million with an estimated weighted average amortization period of 2.7 years.

The fair value of the employee stock options granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (years)	5.9	5.5 - 6.1	5.9	5.5 - 6.1
Expected volatility	78.7 - 81.3%	82.8%	78.7 - 81.9%	82.0 - 82.8%
Risk-free interest rate	1.9 - 2.4%	2.8%	1.9 - 2.6%	2.6 - 2.8%
Expected dividend yield	—	—	—	—

8. Income Taxes

No provision for income taxes was recorded for the three and six months ended June 30, 2019 and 2018, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for both 2016 and 2017. The Company has not yet filed its federal tax return for 2018 in which the Company will determine whether it qualifies as a small business under the PATH Act. During the three and six months ended June 30, 2019, the Company utilized $79,000 and $172,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities. During the three and six months ended June 30, 2018, there were zero tax benefits utilized from the R&D tax credits. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

9. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(8,718)	$(6,775)	$(16,360)	$(11,722)
Denominator:
Weighted-average shares of common stock outstanding	19,073,830	2,044,027	19,058,263	1,404,392
Net loss per share, basic and diluted	$(0.46)	$(3.31)	$(0.86)	$(8.35)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2019	2018
Stock options to purchase common stock	2,875,446	2,177,666
Common stock subject to future vesting	45,287	190,680
Total	2,920,733	2,368,346

10. Subsequent Event

On July 3, 2019, we entered into an Open Market Sale Agreement SM (the “ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Jefferies may sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-232542). We will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Jefferies under the ATM Agreement and also have provided Jefferies with indemnification and contribution rights. To date, we have not sold any shares of our common stock under the ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2019, or Annual Report.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer.  Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers, and we are now enrolling the MISSION trial, a Phase 1b/2 clinical trial in systemic lupus erythematosus, also known as lupus or SLE, and lupus nephritis. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases given the compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases. Our Phase 1a results in healthy volunteers and our preliminary Phase 1b results in patients with SLE provide evidence that KZR-616 potentially avoids adverse effects caused by currently marketed non-selective proteasome inhibitors, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. We intend to develop KZR-616 to address underserved autoimmune diseases. The Phase 2 portion of the MISSION trial will evaluate KZR-616 for treatment of lupus nephritis, for which there currently are no FDA-approved drugs. We are also leveraging KZR-616’s broad therapeutic potential to develop the product candidate in four additional autoimmune indications: dermatomyositis, or DM; polymyositis, or PM; autoimmune hemolytic anemia, or AIHA; and immune thrombocytopenia, or ITP.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics targeting oncology indications. We expect to nominate our first clinical candidate in the protein secretion program in 2019. We believe our discovery-stage platform, focused on the protein secretion pathway, has the potential to yield oral small molecule alternatives to currently marketed biologic therapeutics, to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations in mid-2015, we have devoted substantially all our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock and from our initial public offering, or IPO.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $23.2 million and $16.4 million for the year ended December 31, 2018 and the six months ended June 30, 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2019, we had an accumulated deficit of $65.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Second Quarter and Other Recent Highlights

In June 2019, at the European League Against Rheumatism annual meeting, we presented initial data from the Phase 1b portion of the MISSION trial showing that repeat dosing of KZR-616 demonstrated tolerability, as well as broad and consistent improvement across multiple measures of disease activity. As of the data cutoff on May 6, 2019, the Phase 1b portion enrolled 24 SLE patients with a median Systemic Lupus Erythematosus Disease Activity Index score of 10 across three cohorts. Weekly subcutaneous administration of KZR-616 at both 45 mg and at 60 mg (following step-up dosing) appeared to be well tolerated and demonstrated rapid and broad immunomodulatory activity as consistently evidenced across multiple measures of disease activity, including patient reported outcomes, in 11 patients who completed 13 weeks of treatment. Consistent pharmacodynamics was seen between 45 mg and 60 mg step-up with target levels of immunoproteasome inhibition achieved. Patients receiving KZR-616 did not experience the hematologic or constitutional toxicities associated with approved non-specific proteasome inhibitors. Two serious adverse events were reported: one patient had thrombotic microangiopathy, which resulted in the termination of dosing, and one patient had localized herpes zoster, which resolved, and the patient completed the KZR-616 treatment period. The favorable safety profile of KZR-616 supports the dose levels that will be used in the Phase 2 portion of the MISSION trial evaluating patients with lupus nephritis, as well as the Phase 2 PRESIDIO trial in patients with DM or PM and the Phase 2 MARINA trial in patients with AIHA or ITP.

In May 2019, we completed enrollment of a second study in healthy volunteers (all female) to assess the safety, tolerability, pharmacokinetics and target inhibition of a simplified lyophilized formulation of KZR-616. This formulation has the potential to improve the ease of drug administration, transportation and storage. In this study, separate cohorts of 51 patients received doses of 60 mg or 75 mg (with step-up dosing from 30 mg) subcutaneously without occurrence of a serious adverse event.

Our Pipeline

The following table sets forth the status and initial focus of our lead product candidate and protein secretion program:

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

The following table summarizes our research and development expenses incurred during the respective periods (dollar in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development expenses by program:
KZR-616	$4.5	$3.6	$8.6	$6.3
Protein Secretion	2.4	1.6	4.3	2.5
Total research and development expenses	$6.9	$5.2	$12.9	$8.8

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to the development of our product candidates and our preclinical programs, including advancement into later stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, information technology and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. We expect to incur additional expenses as we increase the size of our administrative function to support the growth of our business.

Interest Income

Our interest income consists of interest income earned on our cash and cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
(dollars in millions)	2019	2018	$ Change
Operating expenses:
Research and development	$6.9	$5.2	$1.7
General and administrative	2.4	1.7	0.7
Total operating expenses	9.3	6.9	2.4
Loss from operations	(9.3)	(6.9)	(2.4)
Interest income	0.6	0.1	0.5
Net loss	$(8.7)	$(6.8)	$(1.9)

Research and Development Expenses

Research and development expenses increased by $1.7 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $1.1 million in clinical expenses related to advancing the KZR-616 clinical program, an increase of $0.4 million in manufacturing expenses, an increase of $0.2 million in personnel expenses due to an increase in headcount and an increase of $0.1 million in stock-based compensation. In addition, the Australian Research and Development Tax Incentive credit earned for the three months ended June 30, 2019 increased by $0.1 million compared to the same period in 2018, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $0.4 million in personnel expenses due to an increase in headcount and salaries and an increase of $0.3 million in costs related to operating as a public company.

Interest Income

Interest income increased by $0.5 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was attributable to interest income earned on higher balances of cash equivalents and marketable securities resulting from our IPO in June 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
(dollars in millions)	2019	2018	$ Change
Operating expenses:
Research and development	$12.9	$8.8	$4.1
General and administrative	4.8	3.2	1.6
Total operating expenses	17.7	12.0	5.7
Loss from operations	(17.7)	(12.0)	(5.7)
Interest income	1.3	0.3	1.0
Net loss	$(16.4)	$(11.7)	$(4.7)

Research and Development Expenses

Research and development expenses increased by $4.1 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $2.3 million in clinical expenses related to advancing the KZR-616 clinical program, an increase of $0.5 million in manufacturing expenses, an increase of $0.8 million in personnel expenses due to an increase in headcount, an increase of $0.5 million in stock-based compensation and an increase of $0.5 million in facility-related expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the six months ended June 30, 2019 increased by $0.5 million compared to the same period in 2018, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $0.3 million in stock-based compensation, an increase of $0.6 million in personnel expenses due to an increase in headcount and salaries and an increase of $0.7 million in costs related to operating as a public company.

Interest Income

Interest income increased by $1.0 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was attributable to interest income earned on higher balances of cash equivalents and marketable securities resulting from our IPO in June 2018.

Liquidity and Capital Resources

Overview

In June 2018, we completed our IPO whereby we sold 5,750,000 shares of our common stock at a price of $15.00 per share, which included 750,000 shares as a result of the underwriters exercising their over-allotment option in full. We received net proceeds of $77.7 million from the IPO, after deducting underwriting discounts and commissions and other offering expenses paid by us. In connection with the IPO, all of our outstanding convertible preferred stock automatically converted to common stock on a one-for-one ratio on June 20, 2018.

Since our inception and through June 30, 2019, we have raised an aggregate of $150.6 million to fund our operations, including $77.7 million from our IPO and $72.6 million from the sale of convertible preferred stock. As of June 30, 2019, we had $13.0 million in cash and cash equivalents and $80.4 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. Agency bonds, commercial paper and corporate debt securities. As of June 30, 2019, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was ten months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $8.7 million and $16.4 million for the three and six months ended June 30, 2019, and we had an accumulated deficit of $65.6 million as of June 30, 2019.

In July 2019, we entered into an Open Market Sale Agreement SM, or ATM Agreement, with Jefferies LLC, or Jefferies, under which we may offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Jefferies may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for our common stock. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-232542). We will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of our common stock sold through Jefferies under the ATM Agreement and also have provided Jefferies with indemnification and contribution rights. To date, we have not sold any shares of our common stock under the ATM Agreement.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2019 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(14.4)	$(10.7)
Net cash provided by (used in) investing activities	3.1	(17.3)
Net cash provided by financing activities	0.2	79.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.1)	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(11.2)	$50.9

Cash Flows from Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $14.4 million, which consisted of a net loss of $16.4 million, adjusted by non-cash charges of $1.8 million and a net change of $0.1 million in our net operating assets and liabilities. The non-cash charges consisted of $0.6 million for depreciation and amortization and $1.9 million for stock-based compensation expense, offset by $0.7 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $0.4 million in prepaid expenses and other current assets, and a decrease of $0.4 million in operating lease liabilities, offset by an increase of $0.9 million in accounts payable and accrued expenses due to timing of payments and increased clinical expenditures.

During the six months ended June 30, 2018, cash used in operating activities was $10.7 million, which consisted of a net loss of $11.7 million, adjusted by non-cash charges of $1.5 million and a net change of $0.5 million in our net operating assets and liabilities. The non-cash charges consisted of $0.3 million for depreciation and amortization, $1.1 million for stock-based compensation expense and $0.1 million for loss on disposal of property and equipment. The change in our net operating assets and liabilities was primarily due to an increase of $0.9 million in prepaid expenses, including advance payments for clinical activities, offset by an increase of

$0.6 million in accounts payable, accrued expenses and other liabilities due to professional services and clinical expenditures as well as an increase of $0.2 million related to the lease incentive for our new facility.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.1 million for the six months ended June 30, 2019, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $0.5 million during the six months ended June 30, 2019.

Net cash used in investing activities was $17.3 million for the six months ended June 30,2018, of which $1.0 million related to the purchases of property and equipment, and $16.4 million for purchases of marketable securities.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $0.2 million, consisting of proceeds from the issuance of common stock upon the exercise of stock options. During the six months ended June 30, 2018, cash provided by financing activities was $79.0 million, consisting of $78.8 million in proceeds from our IPO, net of issuance costs, and $0.2 million from the exercise of stock options.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

There have been no material changes to our critical accounting policies from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $93.4 million as of June 30, 2019, which consisted of bank deposits, highly liquid money market funds, U.S. Treasury securities, U.S. Agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2019, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was ten months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.4 million of our cash balance was located in Australia as of June 30, 2019. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $23.2 million for the year ended December 31, 2018 and $16.4 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $65.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2019, our cash, cash equivalents and marketable securities was $93.4 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 which will be fully operational in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Based upon our shares of our common stock outstanding as of June 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 53% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. However, as previously disclosed in our Current Report on Form 8-K filed with the SEC on June 25, 2019, in light of the decision issued by the Delaware Court of Chancery in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL, finding that similar federal forum selection provisions are not valid under Delaware law, we do not intend to enforce the federal forum selection provision unless the Delaware Supreme Court reverses the Sciabacucchi decision, in which case we would enforce the federal forum selection provision in our amended and restated certificate of incorporation. However, if the Delaware Supreme Court affirms the Delaware Court of Chancery’s decision, we intend to seek approval by our stockholders to amend our amended and restated certificate of incorporation to remove the invalid provision.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of June 30, 2019, we have used approximately $25.5 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

On August 6, 2019, we entered into a Transition Services, Separation and General Release Agreement (the “Agreement”) with Niti Goel, M.D., our Chief Medical Officer. Pursuant to the Agreement, Dr. Goel will continue serving as Chief Medical Officer through a transitional period and will receive her base salary and vest in her stock options as an employee of the Company. Dr. Goel will be departing the Company on October 1, 2019, at which time, she will be eligible to receive severance benefits equal to 12 months of base salary plus her 40% annual target cash bonus, as well as 12 months of COBRA premiums. We plan to promptly conduct a search to fill the position of Chief Medical Officer.

The foregoing summary of the Agreement is not complete and is qualified in its entirety by the Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

Kezar Life Sciences, Inc. (Registrant)

Date: August 7, 2019	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer (Principal Financial and Accounting Officer)