Form 10-Q
period 2019-09-30
Kezar Life Sciences, Inc.
filed 2019-11-07
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had 19,141,645 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$20,365	$24,182
Marketable securities	64,878	83,250
Prepaid expenses	2,462	1,884
Other current assets	1,098	489
Total current assets	88,803	109,805
Property and equipment, net	4,509	4,595
Operating lease right-of-use asset	3,929	—
Other assets	282	282
Total assets	$97,523	$114,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$824	$193
Accrued liabilities	3,560	2,678
Operating lease liabilities, current	868	—
Deferred rent, current	—	354
Other liabilities, current	75	112
Total current liabilities	5,327	3,337
Operating lease liabilities, noncurrent	5,699	—
Deferred rent	—	2,548
Total liabilities	11,026	5,885
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018; 19,141,645 and 19,114,421 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively	19	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018; zero shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018	—	—
Additional paid-in capital	161,405	158,176
Accumulated other comprehensive loss	(224)	(203)
Accumulated deficit	(74,703)	(49,195)
Total stockholders' equity	86,497	108,797
Total liabilities and stockholders' equity	$97,523	$114,682

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$7,080	$4,664	$19,932	$13,463
General and administrative	2,601	1,600	7,413	4,837
Total operating expenses	9,681	6,264	27,345	18,300
Loss from operations	(9,681)	(6,264)	(27,345)	(18,300)
Interest income	533	601	1,837	915
Net loss	$(9,148)	$(5,663)	$(25,508)	$(17,385)
Net loss per common share, basic and diluted	$(0.48)	$(0.30)	$(1.34)	$(2.38)
Weighted-average shares used to compute net loss per common share, basic and diluted	19,095,870	18,955,384	19,070,937	7,319,012

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(9,148)	$(5,663)	$(25,508)	$(17,385)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(42)	(14)	(83)	(23)
Unrealized (loss) gain on marketable securities	(26)	(26)	62	(26)
Total other comprehensive loss, net of tax	(68)	(40)	(21)	(49)
Comprehensive loss	$(9,216)	$(5,703)	$(25,529)	$(17,434)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2018	—	$—	19,114,421	$19	$158,176	$(203)	$(49,195)	$108,797
Issuance of common stock upon exercise of stock options	—	—	4,000	—	4	—	—	4
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	901	—	—	901
Other comprehensive income	—	—	—	—	—	73	—	73
Net loss	—	—	—	—	—	—	(7,642)	(7,642)
Balance at March 31, 2019	—	$—	19,118,421	$19	$159,093	$(130)	$(56,837)	$102,145
Issuance of common stock upon exercise of stock options	—	—	14,224	—	180	—	—	180
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	1,009	—	—	1,009
Other comprehensive loss	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(8,718)	(8,718)
Balance at June 30, 2019	—	$—	19,132,645	$19	$160,295	$(156)	$(65,555)	$94,603
Issuance of common stock upon exercise of stock options	—	—	9,000	—	8	—	—	8
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	1,090	—	—	1,090
Other comprehensive loss	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(9,148)	(9,148)
Balance at September 30, 2019	—	$—	19,141,645	$19	$161,405	$(224)	$(74,703)	$86,497

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2017	12,263,126	$77,931	948,578	$1	$451	$(111)	$(26,028)	$(25,687)
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options	—	—	109,818	—	25	—	—	25
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	17	—	—	17
Stock-based compensation expense	—	—	—	—	126	—	—	126
Other comprehensive loss	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(4,947)	(4,947)
Balance at March 31, 2018	12,263,126	$77,931	1,058,396	$1	$619	$(134)	$(30,975)	$(30,489)
Conversion of redeemable convertible preferred stock to common stock	(12,263,126)	(77,931)	12,263,126	12	77,919			77,931
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	6	77,635	—	—	77,641
Issuance of common stock upon exercise of stock options, net of amount related to early exercised options	—	—	26,510	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	—	—	10,189	—	—	—	—	—
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	988	—	—	988
Other comprehensive income	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(6,775)	(6,775)
Balance at June 30, 2018	—	$—	19,108,221	$19	$157,192	$(120)	$(37,750)	$119,341
Issuing costs of common stock related to initial public offering	—	—	—	—	54	—	—	54
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	430	—	—	430
Other comprehensive loss	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(5,663)	(5,663)
Balance at September 30, 2018	—	$—	19,108,221	$19	$157,681	$(160)	$(43,413)	$114,127

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,508)	$(17,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	961	486
Stock-based compensation	3,000	1,544
Amortization of premiums and discounts on marketable securities	(896)	(192)
Loss on disposal of property and equipment	—	97
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(1,187)	(1,272)
Accounts payable, accrued liabilities and other current liabilities	1,534	1,619
Deferred rent	—	(216)
Operating lease liabilities	(571)	—
Net cash used in operating activities	(22,667)	(15,319)
Cash flows from investing activities:
Purchases of property and equipment	(589)	(1,003)
Purchases of marketable securities	(86,571)	(72,995)
Maturities of marketable securities	105,901	—
Proceeds from sale of property and equipment	—	10
Net cash provided by (used in) investing activities	18,741	(73,988)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	77,695
Proceeds from issuance of common stock under employee equity plans	192	213
Net cash provided by financing activities	192	77,908
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	(53)
Net decrease in cash, cash equivalents and restricted cash	(3,817)	(11,452)
Cash, cash equivalents and restricted cash at the beginning of period	24,182	51,046
Cash, cash equivalents and restricted cash at the end of period	$20,365	$39,594
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$37	$29
Addition of tenant improvement paid by landlord	$—	$2,703
Purchase of property and equipment in accounts payable	$17	$7
Conversion of redeemable convertible preferred stock into common stock	$—	$77,931

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $74.7 million as of September 30, 2019. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In July 2019, the Company entered into an Open Market Sale Agreement SM (the “ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which it may offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Jefferies may sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market or on any other existing trading market for the Company’s common stock. Any shares of common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-232542). The Company will pay Jefferies a commission up to 3.0% of the gross sales proceeds of any shares of common stock sold through Jefferies under the ATM Agreement and also has provided Jefferies with indemnification and contribution rights. To date, the Company has not sold any shares of its common stock under the ATM Agreement.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2019 (the “Annual Report”), and except for the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), there have been no material changes during the nine months ended September 30, 2019.

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

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying financial information as of September 30, 2019 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of September 30, 2019 or December 31, 2018.

The following table summarizes our financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$20,230	$20,230	$—	$—
U.S. Treasury securities	4,998	4,998	—	—
Commercial paper	15,096	—	15,096	—
Corporate debt securities	17,200	—	17,200	—
U.S. agency bonds	27,584	—	27,584	—
Total	$85,108	$25,228	$59,880	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$23,156	$23,156	$—	$—
U.S. Treasury securities	25,692	25,692	—	—
Commercial paper	19,190	—	19,190	—
Corporate debt securities	20,451	—	20,451	—
U.S. agency bonds	17,917	—	17,917	—
Total	$106,406	$48,848	$57,558	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our condensed consolidated balance sheets (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$20,230	$—	$—	$20,230
U.S. Treasury securities	4,995	3	—	4,998
Commercial paper	15,091	9	(4)	15,096
Corporate debt securities	17,190	10	—	17,200
U.S. agency bonds	27,560	25	(1)	27,584
Total	$85,066	$47	$(5)	$85,108

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$23,156	$—	$—	$23,156
U.S. Treasury securities	25,698	—	(6)	25,692
Commercial paper	19,203	—	(13)	19,190
Corporate debt securities	20,449	4	(2)	20,451
U.S. agency bonds	17,921	—	(4)	17,917
Total	$106,427	$4	$(25)	$106,406

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.

As of September 30, 2019, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Marketable securities maturing:
In one year or less	$64,836	$64,878
Total marketable securities	$64,836	$64,878

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,563	2,043
Computer equipment	267	219
Total property and equipment	6,098	5,530
Less accumulated depreciation and amortization	(1,589)	(935)
Property and equipment, net	$4,509	$4,595

Depreciation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued preclinical and research costs	$1,496	$1,146
Accrued clinical costs	356	434
Accrued employee-related costs	1,455	736
Accrued professional services	147	138
Other	106	224
Total accrued liabilities	$3,560	$2,678

6. Operating Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

The contractually specified minimum rent and annual rent increases for the operating lease are included in the measurement of the ROU asset and related lease liabilities. Under the lease arrangement, we may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in our Condensed Consolidated Statements of Operations when they are incurred. The operating lease agreement has one option to extend the lease term for a period of five years at the fair market rate at the time of the extension. The option to extend the lease was not recognized as part of the Company’s lease liability and ROU asset as the Company determined the renewal rent costs are uncertain and the option is not reasonably certain to be exercised.

Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company recorded lease liabilities and ROU asset for its office lease based on the present value of lease payments over the expected lease term. As of September 30, 2019, the weighted average remaining lease term was 5.42 years and the weighted average discount rate used to determine the operating lease liability was 10.0%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for operating lease liabilities	$198	$571
Operating lease costs	275	825
Variable lease costs	148	392
ROU asset obtained in exchange for operating lease obligation	—	4,236

Maturities of lease liabilities as of September 30, 2019 were as follows for the years ending December 31:
2019		$365
2020		1,497
2021		1,542
2022		1,588
2023		1,635
2024		1,684
Thereafter		282
Total undiscounted lease payments		8,593
Less: imputed interest		(2,026)
Total lease liabilities		$6,567

Operating lease liabilities, current		868
Operating lease liabilities, noncurrent		5,699
Total operating lease liabilities		$6,567

Future minimum lease payments are as follows as of December 31, 2018 (in thousands):

Year ending December 31:
2019	$1,453
2020	1,497
2021	1,542
2022	1,588
2023	1,635
Thereafter	1,966
Total future minimum lease payments	$9,681

For the three and nine months ended September 30, 2018, the Company recognized $0.3 million and $0.7 million of rent expense, respectively. Variable lease costs were $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

7. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. As of September 30, 2019, options to purchase 1,269,199 shares of common stock and 10,189 RSUs have been granted and 1,574,288 shares were available for future issuance under the 2018 Plan.

Initially, subject to adjustment as provided in the 2018 Plan, the aggregate number of shares of the Company’s common stock authorized for issuance pursuant to stock awards under the 2018 Plan was 4,000,000 shares, which is the sum of (i) 1,600,692 shares plus (ii) the number of shares reserved and available for issuance under the 2015 Plan at the time the 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under the 2015 Plan that expire, terminate are forfeited or otherwise not issued, or are withheld to satisfy a tax withholding obligation in connection with an award or to satisfy a purchase or exercise price of an award (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. The maximum number of shares that may be issued upon the exercise of ISOs under the 2018 Plan is 12,500,000 shares.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2019, options to purchase 2,078,845 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of September 30, 2019, 10,224 shares of common stock had been issued under the ESPP and 380,920 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. A new six-month offering period automatically began on May 16, 2019 and will end on November 15, 2019.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,181,466	$3.80	8.5	$43,189
Options granted	1,183,578	$13.92
Options exercised	(17,000)	$0.90		$176
Options cancelled	—	$—
Outstanding at September 30, 2019	3,348,044	$7.39	7.7	$2,027
Vested and exercisable at September 30, 2019	1,452,440	$4.24	7.0	$1,670

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 was $9.73 per share. The aggregate intrinsic value of exercised stock options during the three and nine months ended September 30, 2019 was $42,000 and $176,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

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

As of September 30, 2019 and December 31, 2018, there were 37,657 and 68,349 shares, respectively, of nonvested common stock outstanding that were exercised early and remain subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option one year after the applicable vesting commencement date and 1/48 of the shares underlying the option each month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until such shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital.

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

Number of Shares
Nonvested—December 31, 2018	20,908
Vested	(20,908)
Nonvested—September 30, 2019	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$484	$183	$1,401	$639
General and administrative	606	247	1,599	905
Total stock-based compensation expense	$1,090	$430	$3,000	$1,544

As of September 30, 2019, the unrecognized stock-based compensation cost was $12.6 million with an estimated weighted average amortization period of 2.7 years.

The fair value of the employee stock options granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (years)	5.9	—	5.9	5.5 - 6.1
Expected volatility	80.6 - 81.0%	—	78.7 - 81.9%	82.0 - 82.8%
Risk-free interest rate	1.5 - 1.9%	—	1.5 - 2.6%	2.6 - 2.8%
Expected dividend yield	—	—	—	—

8. Income Taxes

No provision for income taxes was recorded for the three and nine months ended September 30, 2019 and 2018, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016, 2017 and 2018. During the three and nine months ended September 30, 2019, the Company utilized $60,000 and $232,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities. During the three and nine months ended September 30, 2018, there were zero tax benefits utilized from the R&D tax credits. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

9. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(9,148)	$(5,663)	$(25,508)	$(17,385)
Denominator:
Weighted-average shares of common stock outstanding	19,095,870	18,955,384	19,070,937	7,319,012
Net loss per share, basic and diluted	$(0.48)	$(0.30)	$(1.34)	$(2.38)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Stock options to purchase common stock	3,348,044	2,177,666
Common stock subject to future vesting	37,657	129,054
Total	3,385,701	2,306,720

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2019, or the Annual Report.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer.  Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, is being evaluated in severe and underserved autoimmune diseases. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases given the compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases. We have completed two Phase 1a studies in healthy volunteers utilizing two different formulations of KZR-616. A Phase 1b trial in patients with systemic lupus erythematosus, or SLE, is currently ongoing. Preliminary data from the Phase 1b trial were reported in June 2019, and updated data will be presented at the 2019 American College of Rheumatology, or ACR, Annual Meeting in November 2019.

Our Phase 1a results in healthy volunteers and our preliminary Phase 1b data in patients with SLE provide evidence that KZR-616 potentially avoids adverse effects caused by currently marketed non-selective proteasome inhibitors, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. Furthermore, preliminary data from the Phase 1b trial in SLE patients demonstrated that weekly subcutaneous administration of KZR-616 at both 45 mg and at 60 mg (following step-up dosing) appeared to be well tolerated and to show consistent and broad improvement across all measures of disease activity in patients completing 13 weeks of treatment. Patients receiving KZR-616 did not experience the hematologic or prolonged constitutional toxicities associated with approved non-specific proteasome inhibitors.

Based on these data, we have opened three Phase 2 clinical trials across five separate autoimmune diseases of high unmet need: the MISSION trial in patients with lupus nephritis, or LN; the PRESIDO trial in patients with dermatomyositis (DM) and polymyositis (PM); and the MARINA trial in patients with autoimmune hemolytic anemia (AIHA) and immune thrombocytopenia (ITP).

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics targeting oncology indications. We believe our discovery-stage platform, focused on the protein secretion pathway, has the potential to yield oral small molecule alternatives to currently marketed biologic therapeutics, to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation. In November 2019, we nominated KZR-261 as our first clinical candidate in this program. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies, and we have initiated laboratory studies and manufacturing activities towards an investigational new drug (IND) application for a Phase 1 study in solid tumors.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $23.2 million and $25.5 million for the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of $74.7 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Third Quarter and Other Recent Highlights

In October 2019, we announced four poster presentations at the upcoming 2019 ACR Annual Meeting, which will include updated data from the Phase1b portion of the MISSION study and the data from our second Phase 1a healthy volunteer study of KZR-616.

In October 2019, we presented a corporate and strategic update, including a protocol amendment for the Phase 2 portion of the MISSION study. The updated protocol is designed to generate more robust and meaningful data around the safety and efficacy of KZR-616 in LN and may allow us to conduct an interim analysis. This trial will include four treatment arms evaluating 30mg, 45mg and 60mg dose levels of KZR-616, compared to placebo, following 6 months of treatment. The 45mg and 60mg dose levels will include initial doses at 30mg as part of a dose-titration strategy. In addition, the modified inclusion/exclusion criteria are expected to enhance patient eligibility and provide more data around the optimal use of KZR-616 in LN in relation to background medications. We expect to enroll approximately 64 patients in this portion of the MISSION study.

In November 2019, we announced that our protein secretion program will be featured in oral and poster presentations at the upcoming Annual Meetings of the Society for Immunotherapy of Cancer (SITC) and American Society of Hematology (ASH).

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

The following table summarizes our research and development expenses incurred during the respective periods (dollar in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Research and development expenses by program:
KZR-616	$4.0	$3.3	$12.5	$9.6
Protein Secretion	3.1	1.4	7.4	3.9
Total research and development expenses	$7.1	$4.7	$19.9	$13.5

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

Interest Income

Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
(dollars in millions)	2019	2018	$ Change
Operating expenses:
Research and development	$7.1	$4.7	$2.4
General and administrative	2.6	1.6	1.0
Total operating expenses	9.7	6.3	3.4
Loss from operations	(9.7)	(6.3)	(3.4)
Interest income	0.6	0.6	—
Net loss	$(9.1)	$(5.7)	$(3.4)

Research and Development Expenses

Research and development expenses increased by $2.4 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $0.7 million in clinical expenses related to the advancement of the KZR-616 clinical program, an increase of $1.5 million in personnel expenses due to an increase in headcount and an increase of $0.3 million in stock-based compensation. In addition, the Australian Research and Development Tax Incentive credit earned for the three months ended September 30, 2019 increased by $0.1 million compared to the same period in 2018, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $0.4 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.4 million in stock-based compensation and an increase of $0.2 million in costs related to operating as a public company.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
(dollars in millions)	2019	2018	$ Change
Operating expenses:
Research and development	$19.9	$13.5	$6.4
General and administrative	7.4	4.8	2.6
Total operating expenses	27.3	18.3	9.0
Loss from operations	(27.3)	(18.3)	(9.0)
Interest income	1.8	0.9	0.9
Net loss	$(25.5)	$(17.4)	$(8.1)

Research and Development Expenses

Research and development expenses increased by $6.4 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $2.9 million in clinical expenses related to the advancement of the KZR-616 clinical program, an increase of $0.5 million in manufacturing expenses, an increase of $2.3 million in personnel expenses due to an increase in headcount, an increase of $0.8 million in stock-based compensation and an increase of $0.5 million in facility-related expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the nine months ended September 30, 2019 increased by $0.6 million compared to the same period in 2018, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $0.7 million in stock-based compensation, an increase of $1.0 million in personnel expenses due to an increase in headcount and salaries and an increase of $0.9 million in costs related to operating as a public company.

Interest Income

Interest income increased by $0.9 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was attributable to interest income earned on higher balances of cash equivalents and marketable securities resulting from our IPO in June 2018.

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

Since our inception and through September 30, 2019, we have raised an aggregate of $150.8 million to fund our operations, including $77.7 million from our IPO and $72.6 million from the sale of convertible preferred stock. As of September 30, 2019, we had $20.4 million in cash and cash equivalents and $64.9 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of September 30, 2019, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was ten months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $9.1 million and $25.5 million for the three and nine months ended September 30, 2019, respectively, and we had an accumulated deficit of $74.7 million as of September 30, 2019.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2019 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(22.7)	$(15.3)
Net cash provided by (used in) investing activities	18.7	(74.0)
Net cash provided by financing activities	0.2	77.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Net decrease in cash, cash equivalents and restricted cash	$(3.9)	$(11.5)

Cash Flows from Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $22.7 million, which consisted of a net loss of $25.5 million and a net change of $0.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $3.1 million. The non-cash charges consisted of $1.0 million for depreciation and amortization and $3.0 million for stock-based compensation expense, offset by $0.9 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $1.2 million in prepaid expenses and other current assets and a decrease of $0.6 million in operating lease liabilities, offset by an increase of $1.5 million in accounts payable and accrued expenses due to timing of payments and increased clinical expenditures.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $18.7 million for the nine months ended September 30, 2019, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $0.6 million during the nine months ended September 30, 2019.

Net cash used in investing activities was $74.0 million for the nine months ended September 30, 2018, of which $1.0 million related to the purchases of property and equipment, and $73.0 million for purchases of marketable securities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $0.2 million, consisting of proceeds from the issuance of common stock pursuant to our employee equity plans. During the nine months ended September 30, 2018, cash provided by financing activities was $77.9 million, consisting of $77.7 million in proceeds from our IPO, net of issuance costs, and $0.2 million in proceeds from the issuance of common stock pursuant to our employee equity plans.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $85.2 million as of September 30, 2019, which consisted of bank deposits, highly liquid U.S. money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2019, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was ten months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.1 million of our cash balance was located in Australia as of September 30, 2019. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $23.2 million for the year ended December 31, 2018 and $25.5 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $74.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2019, our cash, cash equivalents and marketable securities was $85.2 million. We believe that our existing cash, cash equivalents and marketable securities will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In July 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-232542) that allows us to sell up to an aggregate of $150 million of our common stock, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program, or ATM program. As of September 30, 2019, and through the date of this filing, we have sold no additional shares of common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Based upon our shares of our common stock outstanding as of September 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 46% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. As of September 30, 2019, we have used approximately $33.8 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
10.1	Transition Services, Separation and General Release Agreement, between the Company and Niti Goel, M.D., dated August 6, 2019.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Kezar Life Sciences, Inc. (Registrant)

Date: November 7, 2019	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)