Form 10-K
period 2019-12-31
Kezar Life Sciences, Inc.
filed 2020-03-12
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2019, was approximately $119 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2020 was 38,175,462.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the 2020 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our plans to develop and commercialize our product candidates;
•	the initiation, timing, progress and expected results of our current and future clinical trials and our research and development programs;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to successfully acquire or in-license additional product candidates or other technology on reasonable terms;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	the timing and likelihood of obtaining regulatory approval of our current and future product candidates;
•	our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
•	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	the scope of protection we are able to establish and maintain for intellectual property rights and the duration of our patent rights covering our product candidates;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our ability to compete in the markets for our product candidates;
•	the impact of government laws and regulations;
•	developments relating to our competitors and our industry;
•	the factors that may impact our financial results; and
•	political, social and economic instability, natural disasters or public health epidemics in countries where we or our collaborators do business.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers, and we are now leveraging its broad therapeutic potential in three Phase 2 clinical trials across five separate autoimmune indications: lupus nephritis (the MISSION trial); autoimmune hemolytic anemia, or AIHA, and immune thrombocytopenia or ITP (the MARINA trial); and dermatomyositis, or DM, and polymyositis, or PM (the PRESIDIO trial). We are also continuing to enroll patients in the Phase 1b portion of the MISSION trial, a Phase 1b/2 clinical trial in systemic lupus erythematosus, also known as lupus or SLE, and lupus nephritis.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases given the compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases. Based on results from our Phase 1a studies in healthy volunteers and the preliminary results from the Phase 1b portion of the MISSION trial, KZR-616 has largely avoided adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. In addition, we have seen encouraging clinical activity and biomarker data in SLE patients. We intend to develop KZR-616 to address underserved autoimmune diseases. We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to a license agreement with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc., or Amgen, in June 2015, or the Onyx License Agreement. Patent coverage for KZR-616 extends to at least 2034.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics targeting oncology indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. KZR-261 is undergoing laboratory studies and manufacturing activities in support of an investigational new drug, or IND, application, which we anticipate submitting to the FDA in the first quarter of 2021 for a Phase 1 clinical trial in solid tumors. We believe this discovery platform has the potential to yield oral small molecule candidates that, if successfully developed and approved, could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

KZR-616: Selective Immunoproteasome Inhibitor

We believe that KZR-616 has potential to be developed for the treatment of multiple autoimmune disease indications. In the last decade, research directed by our Chief Scientific Officer, along with work performed in multiple academic laboratories, has led to over 15 peer-reviewed publications showing that selective immunoproteasome inhibition resulted in a broad anti-inflammatory response, reducing autoimmune disease in animal models of lupus, lupus nephritis, rheumatoid arthritis, inflammatory bowel disease, multiple sclerosis, Type 1 diabetes and other indications. This immunomodulatory response was broadly seen across many cell types of the immune system, including both T cells and B cells, and was demonstrated in a safe and non-immunosuppressive manner. This is distinct from other agents currently used to treat autoimmunity, which typically target a single cytokine or immune cell type or are broadly immunosuppressive.

Autoimmunity and Selective Inhibition of the Immunoproteasome

Autoimmune disease is an immune response directed against the body’s own healthy cells and tissues. Approximately 50 million people in the United States suffer from more than 100 diagnosed autoimmune diseases according to the American Autoimmune Related Diseases Association, Inc. In indications large and small, there remain significant unmet medical needs and indications with no approved drugs beyond broadly prescribed corticosteroids and similar immunosuppressive regimens. These result in increased risk of infection and malignancy and a wide variety of side effects. In diseases such as lupus nephritis, these regimens do not induce high rates of clinically meaningful responses.

Found in all cells of the body, proteasomes regulate intracellular protein degradation and are essential for many cellular processes such as cell division, cell differentiation and cytokine production. There are two main forms of the proteasome: the constitutive proteasome and the immunoproteasome. In most tissues of the body, the constitutive proteasome is the predominant form. In cells of the immune system, the immunoproteasome is the predominant form. While both forms of the proteasome mediate protein degradation, the two forms of the proteasome accomplish this utilizing different active sites. These active sites are responsible for cleaving and degrading proteins. Selective inhibition of the immunoproteasome has the potential to reduce inflammation by targeting dysfunctional immune cells involved in autoimmunity, such as T cells and B cells, without causing widespread immunosuppression.

Safety and Efficacy of Approved Proteasome Inhibitors

The three proteasome inhibitors approved for the treatment of multiple myeloma, Velcade® (bortezomib), Kyprolis® (carfilzomib) and Ninlaro® (ixazomib), are potent “dual inhibitors” of both the immunoproteasome and the constitutive proteasome. This dual-targeting profile is necessary to make them effective treatments for multiple myeloma. However, dual proteasome inhibition is associated with hematologic issues such as thrombocytopenia, neutropenia and anemia, as well as constitutional toxicities such as fatigue and myalgia. In addition, Velcade and Ninlaro are associated with risk of peripheral neuropathy, likely due to the off-target activity of these drugs against proteins found in peripheral neurons.

Velcade has demonstrated clinical activity in several autoimmune diseases, including lupus, lupus nephritis, rheumatoid arthritis, immune thrombocytopenia, autoimmune hemolytic anemia, primary Sjögren’s syndrome and graft-versus-host disease. In preclinical models, proteasome inhibition with Velcade blocked production of most inflammatory cytokines, including many of those targeted by current biologic drugs. However, long-term, chronic administration of Velcade in the setting of autoimmune diseases is not considered feasible due to its side effect profile, in particular hematologic toxicities and risk of peripheral neuropathy. As a result, we believe that this promising drug target has remained untapped for use in the chronic treatment of autoimmune diseases.

We believe we are the only company with a selective immunoproteasome inhibitor that is in clinical trials for the treatment of autoimmune disorders. In addition, we believe that KZR-616, if successfully developed and approved, may have the ability to become the standard of care across a broad range of autoimmune diseases based on the following expected key attributes:

•	broad immunomodulatory activity that may allow it to outperform approved therapies and to work in indications where other drugs have failed;
•	low infection rates observed in clinical trials to date, which indicates a potential lack of immunosuppression, a key drawback to other approved therapies in autoimmunity; and

•	avoidance of systemic toxicities associated with dual proteasome inhibitors and the peripheral neuropathy associated with Velcade and Ninlaro.

Clinical Development of KZR-616

We are focusing our initial development of KZR-616 in severe orphan autoimmune diseases where limited treatment options exist. Currently, there are no approved treatments for lupus nephritis or AIHA in the United States or Europe, and there are limited approved treatments for DM, PM, and ITP in the United States and Europe. We estimate the addressable patient population in the United States for lupus, lupus nephritis, DM/PM and AIHA/ITP to be 460,000, 100,000 to 200,000, 70,000 and 140,000, respectively.

We have opened three Phase 2 trials across five separate autoimmune diseases of high unmet need: the MISSION trial in patients with lupus nephritis; the PRESIDIO trial in patients with DM and PM; and the MARINA trial in patients with AIHA and ITP.

Phase 2 Clinical Trials

The Phase 2 portion of MISSION is a randomized, placebo-controlled, double-blind trial to evaluate the safety and efficacy of KZR-616 in patients with active proliferative lupus nephritis. The primary endpoints of this portion of the MISSION trial are safety and tolerability. Secondary and exploratory endpoints include pharmacokinetics, or PK, pharmacodynamics, or PD, biomarker assessments and additional measures of efficacy. This trial includes four treatment arms evaluating KZR-616 administered subcutaneously once weekly for 24 weeks at dose levels of 30 mg, 45 mg and 60 mg, compared to placebo. We expect to enroll 64 patients.

PRESIDIO is a Phase 2 randomized, placebo-controlled, double-blind, crossover, multicenter trial to evaluate the safety, tolerability, efficacy, PK and PD of KZR-616 in patients with active PM or DM. During the 32-week treatment period, patients receive either 45 mg of KZR-616 or placebo subcutaneously once weekly for 16 weeks followed by a crossover to the other treatment arm for an additional 16 weeks. We expect to enroll 24 patients in the trial. We believe that KZR-616 has the potential to be developed into a treatment for patients with DM and PM, which is in-part supported by preclinical data in a mouse model of PM and DM that demonstrated immunoproteasome inhibition and improved muscle function.

MARINA is a Phase 2 randomized, dose-blind, multicenter trial designed to evaluate the safety, tolerability, efficacy, PK and PD of KZR-616 in patients with active AIHA or ITP. Patients with AIHA or ITP will be randomized to receive either 30 mg or 45 mg of KZR-616 subcutaneously once weekly for 13 weeks, followed by 12 weeks of follow-up. We expect to enroll 40 patients in the trial. We believe that whole blood RNASeq data from MISSION, which showed a decrease in multiple inflammatory gene signature and prolonged increase in erythropoietic gene signatures in SLE patients, support the broad potential anti-inflammatory activity of KZR-616 and an application in patients with AIHA.

Phase 1 Clinical Trials

We have conducted and presented at medical conferences the results of two Phase 1a studies evaluating KZR-616 in healthy volunteers. Results from these studies, involving administration of two different formulations of KZR-616 to a total of 100 healthy volunteers, demonstrated that KZR-616 was well tolerated up to 75 mg (the highest tested dose). We believe that these results support development of KZR-616 in autoimmune disorders based on the following observations:

•	consistent and reproducible pharmacology;
•	a distinct safety profile from dual proteasome inhibitors as a class; and
•	an encouraging safety and tolerability profile.

The Phase 1b portion of MISSION is an open-label, dose escalation and dose-finding study in patients with active lupus with or without lupus nephritis who have received at least one standard therapeutic regimen. Patients receive 13 weeks of weekly subcutaneous treatment, followed by 12 weeks of follow-up. Preliminary data generated from the Phase 1b portion of the MISSION trial, almost exclusively in SLE patients, continues to support the advancement of KZR-616 into Phase 2 trials across multiple autoimmune indications. As of the September 2019 data cutoff, the Phase 1b portion of MISSION enrolled 32 patients across four cohorts. Results presented at both the European League Against Rheumatism (EULAR) and American College of Rheumatology (ACR) Conferences in 2019 showed that KZR-616:

•	was well tolerated for 13 weeks of treatment;
•	largely avoided toxicities seen with dual proteasome inhibitors in third-party clinical trials;
•	exhibited low rates of infection (which suggest immunomodulatory activity without inducing immunosuppressive side effects);
•	induced broad improvement across seven measured parameters of disease activity across organ systems;
•	showed a broad anti-inflammatory gene expression response as evidenced by whole blood RNASeq data;
•	demonstrated consistent, dose proportional PK; and
•	reached target levels of immunoproteasome inhibition with all dose levels.

Broad and consistent improvements were seen across multiple measures and assessments of disease activity. Of the 16 patients completing 13 weeks of treatment:

•	94% had a numerical improvement on at least four measured parameters or assessments of disease activity;
•	75% had at least a two-point decrease in Systemic Lupus Erythematosus Disease Activity Index 2000, or SLEDAI;
•	67% had at least a four-point decrease in Cutaneous Lupus Erythematosus Severity Index-Activity, or CLASI-A (where baseline was at least four); and
•	56% had at least a 50% improvement in tender joint counts and swollen joint counts.

Additionally, Physician Global Assessment, Patient Global Assessment, and Patient Assessment of Pain were reduced by at least ten points in 50%, 75% and 69% of the 16 patients who completed 13 weeks of treatment, respectively. Step-up dosing to 60 mg exhibited improved tolerability, such that nausea and vomiting were reported in less than 20% of patients, and discontinuation rates declined from 38% to 20% compared to the cohort receiving an initial dose of 60 mg.

A single patient with active proliferative lupus nephritis, who completed the trial following the last data cutoff, was enrolled in the Phase 1b portion of the study and was treated at 45 mg after initial doses of 30 mg. The patient is a 29-year old Asian female who was diagnosed with lupus nephritis in 2015. She entered the study with a positive antinuclear antibody test, low complement levels, proliferative lupus nephritis, a nephrotic range of proteinuria with a 3.85 mg/mg urine protein to creatinine ratio, or UPCR, and a baseline SLEDAI score of 17, indicative of severe disease. The UPCR dropped to 0.6 mg/mg at week 17 (four weeks after the last dose of KZR-616), and the SLEDAI score dropped to 8 at week 13, which was maintained through the follow-up period to week 25. The investigator believes that the unexpected drop and maintenance in UPCR was probably due to KZR-616. The patient also experienced one serious adverse event after the first dose of 30 mg, which was related to a first dose effect of fever, thus she was maintained at 45 mg until the end of her treatment.

We caution that these data from the Phase 1b portion of the MISSION trial are preliminary, particularly with respect to the single patient described above, and will require confirmation in additional patients as well as longer follow-up to draw any clinical conclusion. In addition, these preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in the MISSION trial will achieve similar results or that the preliminary results from this patient will be maintained.

KZR-261: Protein Secretion and the Sec61 Translocon

We are conducting research and discovery efforts targeting protein secretion pathways as potential therapies for oncology and immuno-oncology indications. We believe that targeting this pathway has the potential to inhibit multiple therapeutically relevant targets with a single small molecule.

KZR-261, a novel, first-in-class protein secretion inhibitor, is the first clinical candidate to be nominated from our research and discovery efforts targeting protein secretion pathways. IND-enabling studies are currently underway, and we expect to file an IND application for the treatment of solid tumors in the first quarter of 2021. KZR-261 is a broad-spectrum, anti-tumor agent that acts through direct interaction and inhibition of Sec61 activity. The compound was discovered at Kezar through a medicinal chemistry campaign in which several scaffolds were progressed through our proprietary workflow of protein secretion assays. As a result, we have established a unique and broad library of protein secretion inhibitors and a strong patent position around KZR-261 and its analogs. We have observed encouraging data with KZR-261 that exhibit its potential to be a new anti-cancer agent for the treatment of solid and hematologic malignancies. It has been shown to induce simultaneous inhibition of multiple, clinically relevant proteins including oncogenic drivers, angiogenic factors and immune checkpoints. The preclinical data generated with KZR-261 increases our confidence that inhibiting the Sec61 translocon may treat a variety of solid and hematologic tumor types.

In December 2019, we highlighted our work from the protein secretion platform during the 61st American Society of Hematology (ASH) Annual Meeting. Our preclinical research on the Sec61 transolocon demonstrated high degrees of potency against a large number of therapeutically relevant oncology and immuno-oncology targets that are Sec61 client proteins, translating into broad anti-tumor activity. Our discovery-stage Sec61 inhibitors have shown to induce anti-tumor activity against multiple hematologic tumor types without inducing cell death in normal cells or significant toxicity in animals. Genomic and proteomic analysis reveal a proteotoxic stress response as a potential biomarker for sensitivity across multiple tumor types, and we have observed synergy with proteasome inhibitors in multiple myeloma models.

In mammalian cells, the secretion of proteins such as cytokines and the expression of cell surface transmembrane proteins such as cytokine receptors involve a process called cotranslational translocation. For nearly all secreted and transmembrane proteins (approximately 5,000 to 7,000 proteins), this process occurs via the Sec61 translocon, a highly conserved multi-subunit protein complex found in the membrane of the endoplasmic reticulum of all cells. Inhibition of the Sec61 translocon with small molecules blocks the secretion of some or all proteins, which can result in several physiologic outcomes, including altered cellular function, inhibition of cytokine release and/or cell death. Our scientists have been researching the protein secretion pathway and ways to therapeutically target this key aspect of cellular function for more than five years. We have developed several novel experimental platforms to study small molecule inhibitors of Sec61, which can result in several physiologic outcomes, including altered cellular function, inhibition of cytokine release and/or cell death. We believe this platform has the potential to yield small molecule alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in inflammation or immuno-oncology.

Our Strategy

Our strategy is to focus on the discovery, development and commercialization of novel small molecule therapeutics to address unmet medical needs. Key elements of our strategy are to:

●

Develop KZR-616 in multiple autoimmune indications, including orphan diseases and other areas of unmet needs. We believe that KZR-616 has the potential to treat a wide range of autoimmune diseases. We are conducting three Phase 2 trials across five separate autoimmune diseases of high unmet need. Assuming positive results from these trials, we intend to explore registration-enabling trials in each indication. We believe we could be eligible for Breakthrough Therapy designation, Fast Track designation or orphan drug designation, which, if granted by the FDA, may accelerate clinical development and regulatory review.

●

Advance KZR-261 into IND-enabling studies and expand our pipeline of small molecule disruptors of the protein secretion pathway. We believe KZR-261 has the potential to be a first-in-class therapeutic modulating the protein secretion pathway and the Sec61 translocon. We intend to continue leveraging this platform to identify additional product candidates for the treatment of diseases with significant clinical need, initially in oncology and immuno-oncology.

●

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

●

Generate next-generation immunoproteasome inhibitors. Over time, we intend to develop new chemistries with differentiated properties, alternate drug delivery methods, such as oral versus subcutaneous, or improved therapeutic windows.

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

The first selective immunoproteasome inhibitors were discovered by our co-founder and Chief Scientific Officer and his colleagues at Proteolix, Inc., in 2005, which was acquired by Onyx in 2009, and Onyx was acquired by Amgen in 2013. In tests of these compounds in multiple in vitro and in vivo models, it was ascertained that these molecules did not demonstrate cytotoxic activity or potential as anti-cancer agents. However, it was observed that these inhibitors had profound immunomodulatory effects across myriad immune cell types. In over 15 peer-reviewed publications, our selective inhibitors of the immunoproteasome and related compounds have demonstrated strong therapeutic potential in animal models of multiple autoimmune diseases.

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

License Agreement with Onyx

In June 2015, we entered into the Onyx License Agreement, pursuant to which Onyx granted us an exclusive license under certain patent rights, and a non-exclusive license to certain know-how, in each case controlled by Onyx, to develop, manufacture and commercialize pharmaceutical products containing certain types of compounds, including KZR-616, that are selective inhibitors of the immunoproteasome for any and all uses other than those related to the diagnosis and/or treatment in humans of cancerous or pre-cancerous diseases and/or conditions, including those related to hematological diseases and/or conditions that are not inflammatory diseases or disorders. As partial consideration for the intellectual property rights licensed to us, we issued Onyx shares of our Series A Preferred Stock, which converted into 1,121,384 shares of our common stock upon the closing of our initial public offering, or IPO, on June 25, 2018.

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

Manufacturing

We are continuing to establish manufacturing processes for all of the components used in our product candidates to support ongoing and planned clinical trials. We do not own or operate manufacturing facilities compliant with current good manufacturing practices, or cGMP, and we do not have plans to develop our own cGMP manufacturing operations in the foreseeable future. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture all of our raw materials, intermediaries, active pharmaceutical ingredients, or API, and finished drug product for our clinical trials. We require that our CMOs produce API and finished drug product used in our clinical trials in accordance with cGMP and all other applicable laws and regulations. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of our investigational drug products. We maintain manufacturing agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to KZR-616. We do not have long term supply agreements or arrangements for redundant supply in place; however, we believe we can identify and establish additional CMOs to manufacture our product candidates.

We may continue to rely on CMOs to develop and manufacture our products for commercial sale. Development and commercial quantities of any products we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. If KZR-616 is approved by any regulatory agency, we intend to enter into agreements with one or more CMOs for the commercial production of KZR-616.

Beginning with our Phase 2 trials, we are administering KZR-616 as a lyophilized product candidate, meaning it is freeze-dried and must be reconstituted with water prior to delivery to a patient. While lyophilized products are common in the drug industry, we intend that if approved and commercialized, KZR-616 will be self-administered by patients via a dual-chamber system. There are several technical challenges we will need to solve related to the use of a self-administered dual-chamber system, including whether KZR-616 is amenable to use in such a device and is sufficiently stable to meet regulatory requirements. In addition, we will need to enter into an additional agreement with a CMO to manufacture the self-administered dual-chamber system. We are aware of only one company that manufactures a self-administered dual-chamber system that has received FDA approval.

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

We are aware of two companies engaged in drug discovery and development of selective inhibitors of the immunoproteasome.  Principia Biopharma, Inc. is currently engaged in preclinical research focused on the discovery of orally bioavailable and selective inhibitors of the immunoproteasome. Merck KgaA has recently disclosed an LMP7-selective inhibitor that is currently being studied in a Phase 1 clinical trial in Multiple Myeloma. There has been no mention of clinical trials in autoimmune disorders.

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

In active, proliferative lupus nephritis, other companies are developing novel agents to add to the standard induction regimens and include Benlysta, anifrolumab, the B-cell depleting agent obinutuzimab (Gazyva®) from Roche, and the investigational immunosuppressive agent, voclosporin, from Aurinia Pharmaceuticals, Inc.

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

For our product candidates, generally we initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, process of making, formulations, and salt and polymorph related claims.

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

PRTX-039—composition of matter patent covering selective immunoproteasome inhibitors, including selective LMP7 inhibitors and dual LMP7/LMP2 inhibitors. We have issued patents in the United States, Europe, Eurasia, Australia, China, Columbia, Indonesia, Jordan, Japan, Lebanon, Mexico, Saudi Arabia, Singapore and Taiwan. This patent covers KZR-616 and its closely related analogs. The 20-year term of this family is March 2034, absent any patent term extensions available.

PRTX-041—composition of matter patent covering selective immunoproteasome inhibitors of the LMP2 subunit. We have issued patents in the United States, Europe, Eurasia, Australia, China, Mexico and Singapore. The 20-year term of this family is March 2034, absent any patent term extensions available.

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

KZR-616 Formulation – patent application directed to formulations of KZR-616 is pending, with no issued patents yet. The 20-year term of this family is expected to be October 2039, absent any patent term extensions available.

We expect to file future applications for new composition of matter for second generation selective inhibitors of the immunoproteasome pending results from ongoing drug discovery efforts.

Protein Secretion Modulators

Our scientists and the laboratory of our co-founder, Dr. Jack Taunton of UCSF, have developed a significant level of proprietary knowledge around Sec61 translocon biology, the pharmacology and toxicology of protein secretion inhibitors, and know-how for determination of optimal properties for product candidates. We have a pending application around protein secretion inhibitors directed to a chemical scaffold developed in collaboration with the Taunton Lab at UCSF.  There are no issued patents yet, but the 20-year term of this family is expected to be March 2039, absent any patent term extensions available.

KZR-261 – composition of matter patent application pending directed to protein secretion modulators and covering Kezar’s current clinical candidate KZR-616 as a tumor therapeutic, with no issued patents yet.  The 20-year term of this family is expected to be March 2039, absent any patent term extensions available.

Protein secretion modulators – composition of matter patent application directed to a protein secretion modulator chemical scaffold developed by Kezar.  There are no issued patents yet, but the 20-year term of this family is expected to be February 2040, absent any patent term extensions available.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the drug development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●

performance of adequate and well-controlled clinical trials, in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;

●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCP and the integrity of the clinical data;
●	payment of user fees; and
●	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND application. Some nonclinical testing may continue even after the IND application is submitted. An IND application automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND application may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

Federal false claims laws, including the federal civil False Claims Act, and the civil monetary penalties prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

The PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, the PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the PPACA extends manufacturers’ Medicaid rebate liability, expanded eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program. There remain judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA, and we expect such challenges and amendments to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace the PPACA will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

As a result of the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program, Medicare payments are increasingly tied to quality of care and value measures, and reporting of related data by providers such as physicians and hospitals. So called “value-based reimbursement” measures may present challenges as well as potential opportunities for biopharmaceutical manufacturers. Medicare incentives for providers meeting certain quality measures may ultimately prove beneficial for manufacturers that are able to establish that their products may help providers to meet such measures. However, manufacturers’ ability to market their drug products based on quality or value is highly regulated and not always permissible. In addition, potentially decreased Medicare reimbursement to those providers that fail to adequately comply with quality reporting requirements could translate to decreased resources available to purchase products and may negatively impact marketing or utilization of our product candidates if they are approved for marketing. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. We cannot predict at this time what impact, if any, the longer-term shift towards value-based reimbursement will have on any of our product candidates in either the Medicare program, or in any other third party payor programs that may similarly tie payment to provider quality.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product candidates. For example, in the EU, we must obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a drug, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees

As of December 31, 2019, we had 40 full-time employees, 31 of whom were primarily engaged in research and development activities and 10 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $35.1 million, $23.2 million and $8.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $84.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue the ongoing and planned development of KZR-616 and KZR-261;
●	seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	seek marketing approvals for KZR-616, KZR-261 and any future product candidates that successfully complete clinical trials;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
●	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
●	implement operational, financial, management and compliance systems;
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
●	incur additional legal, accounting and other expenses associated with operating as a public company.

In addition, because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected or if there are any delays in the initiation, enrollment or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes necessary to obtain marketing approval, we anticipate incurring significant costs associated with launching and commercializing KZR-616, KZR-261 and any future product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have a limited operating history and have never generated revenue from product sales, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage company founded in February 2015, and our operations to date have been largely focused on raising capital and conducting preclinical studies and early-stage clinical trials of KZR-616, as well as research and discovery activities under our protein secretion program. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of and obtain the regulatory approvals necessary to commercialize KZR-616, KZR-261 and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:

●	timely and successfully completing preclinical and clinical development of KZR-616, KZR-261 and any future product candidates;
●	obtaining regulatory approvals for KZR-616, KZR-261 and any future product candidates for which we successfully complete clinical trials;
●

launching and commercializing any product candidates for which we obtain regulatory approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

●

qualifying for and obtaining coverage and adequate reimbursement by government and third-party payors for any product candidates for which we obtain regulatory approval, both in the United States and internationally;

●

developing, validating and maintaining commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for KZR-616, a self-administered dual-chamber system for administering KZR-616 and any future product candidates that are compliant with current good manufacturing practices, or cGMP;

●

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate amount and quality of starting materials, drug substance, drug product and drug delivery devices and services to support clinical development, as well as the market demand for KZR-616, KZR-261 and any future product candidates, if approved;

●

obtaining market acceptance, if and when approved, of KZR-616, KZR-261 or any future product candidate as a viable treatment option by physicians, patients, third-party payors and others in the medical community;

●	effectively addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations pursuant to such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	securing appropriate pricing in the United States and internationally.

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

As of December 31, 2019, our cash, cash equivalents and marketable securities was $78.2 million. On February 4, 2020, we completed an underwritten public offering of 18,965,385 shares of our common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and pre-funded warrants to purchase 2,884,615 shares of our common stock at an exercise price of $0.001 per share, or the February Offering. We received net proceeds of approximately $53.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. We believe that our cash, cash equivalents and marketable securities as of December 31, 2019, as adjusted to give effect to the $53.3 million in net proceeds we received from the February Offering, will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In July 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-232542) that allows us to sell up to an aggregate of $150 million of our securities, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program, or ATM program. As of December 31, 2019 and through the date of this filing, we have sold no shares of common stock under the ATM program. On February 4, 2020, we completed the February Offering and issued 18,965,385 shares of our common stock and pre-funded warrants to purchase 2,884,615 shares of our common stock for net proceeds of approximately $53.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In June 2015, we acquired rights to KZR-616, pursuant to an exclusive license agreement with Onyx, or the Onyx License Agreement. Under the Onyx License Agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales, as well as other material obligations. We are obligated to pay Onyx milestone payments up to an aggregate of $172.5 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Onyx tiered royalties based on net sales of KZR-616. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

The Tax Cuts and Jobs Act of 2017, or the Tax Act, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, the deductibility of expenses, and the reduction of the Orphan Drug Credit from 50% to 25% of clinical costs under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, the Tax Act limits the use of NOLs to 80% of current year taxable income in respect of NOLs generated during or after 2018. Furthermore, any federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but NOL carrybacks have been eliminated. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows.

Risks Related to the Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of KZR-616, KZR-261 and any future product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be adversely affected.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market KZR-616, KZR-261 or any future product candidates in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory agency.

Prior to obtaining approval to commercialize our product candidates in the United States or abroad, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from clinical trials and preclinical studies can be interpreted in different ways. Even if we believe the clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. In addition, the FDA typically refers applications for novel drugs to an advisory committee comprising outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

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

We have invested a significant portion of our time and limited financial and management resources in the development of KZR-616 and our protein secretion platform. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize KZR-616 and KZR-261 in a timely manner. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities.

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for KZR-616, KZR-261 or any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize KZR-616, KZR-261 and any future product candidates, we may not be able to generate sufficient revenue to continue our business.

If we are not successful in developing KZR-616 and KZR-261, or discovering and developing additional product candidates, our ability to expand our pipeline and achieve our strategic objectives would be impaired.

A key element of our strategy is to build a pipeline of product candidates and to progress these product candidates through clinical development for the treatment of autoimmune indications and oncology. We are conducting research and discovery efforts targeting the protein secretion pathway and recently nominated KZR-261 as our first clinical candidate for development in oncology. However, our current and future research programs may fail to yield product candidates with acceptable pharmaceutical properties for clinical development. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. Efforts to discover and develop new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. If we are unsuccessful in building our pipeline beyond our current product candidates, our ability to generate product revenue would be impaired, which could significantly harm our financial position and adversely affect the trading price of our common stock.

Success in preclinical studies or earlier clinical trials may not be indicative of future clinical trial results, and we cannot assure you that any clinical trials will lead to results sufficient for the necessary regulatory approvals.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, once these clinical trials begin, circumstances may arise that could result in suspending or terminating such clinical trials. We may experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

●

failure to recruit suitable patients to participate in a clinical trial, enrollment in these clinical trials may be slower than we anticipate, and participants may drop out during the course of these trials at a higher rate than we anticipate or fail to return for post-treatment follow-up;

●	delays in reaching a consensus with the FDA and other regulatory authorities on the design of our clinical trials;
●	the number of patients required for clinical trials to produce statistically meaningful data may be larger than we anticipate;

●	the costs of clinical trials of our product candidates may be greater than we anticipate;
●	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in identifying and recruiting suitable clinical investigators or reaching agreement on acceptable terms with prospective clinical trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results;
●

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	failure to perform our clinical trials in accordance with current Good Clinical Practice, or cGCP, or regulations required by the FDA or other regulatory authorities;
●	delays in manufacturing, testing, releasing, validating and shipping stable quantities of our product candidates for our clinical trial sites;
●	changes in regulatory requirements and guidance or other unforeseen regulatory developments that require amending or submitting new clinical protocols;
●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
●

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics, such as the coronavirus currently impacting China and elsewhere

Any inability to timely and successfully complete preclinical and clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring competing drugs to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

●	be delayed in obtaining marketing approval, if at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA, other comparable regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including cGCP, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug, or IND, applications, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

Beginning in Phase 2, KZR-616 will be a lyophilized product candidate, meaning it will be freeze-dried and must be reconstituted with water prior to delivery to a patient. While lyophilized products are common in the drug industry, we intend that if approved and commercialized, KZR-616 will be self-administered by patients via a self-administered dual-chamber system. There are several technical challenges we will need to solve related to use of a self-administered dual-chamber system, including whether KZR-616 is amenable to use in such a device and whether it is sufficiently stable to meet regulatory requirements. We may not be able to solve these technical challenges, which would require that patients reconstitute KZR-616 themselves prior to injection. This method for administering KZR-616 could adversely affect market acceptance and make it more difficult to conduct clinical trials of KZR-616. In addition, if we have not successfully developed the self-administered dual-chamber system by the time we commence Phase 3 clinical trials for KZR-616, we may need to seek approval for KZR-616 via a different delivery system, which could require additional bio-equivalence or efficacy clinical trials.

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

Failure to successfully develop or supply the device, delays in or failure of the studies conducted by us, our collaborators or third-party providers, or failure by us, our collaborators or the third-party providers to obtain or maintain regulatory approval or clearance of the device could result in increased development costs, delays in or failure to obtain regulatory approval and associated delays in KZR-616 reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect future revenue from KZR-616.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis, polymyositis, autoimmune hemolytic anemia and immune thrombocytopenia, and in the future may evaluate other rare autoimmune indications.  If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of KZR-616 and any future product candidates. For KZR-261, we expect to file an IND application for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as the coronavirus currently impacting China and elsewhere, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. In addition, we may be reliant on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that KZR-616, KZR-261 or any future product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

Additionally, if any of our product candidates receive marketing approval, the FDA could require us to include a black box warning in our label or adopt a REMS to ensure that the benefits outweigh the risks, which may include, among other things, a Medication Guide outlining the risks of the drug for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others identify undesirable side effects caused by our product candidates during development or after obtaining U.S. regulatory approval, several potentially significant negative consequences could result, including:

●	regulatory authorities may not permit us to initiate our studies or could put them on hold;
●	regulatory authorities may not approve, or may withdraw, their approval of the product;
●	regulatory authorities may require us to recall the product;
●	regulatory authorities may add new limitations for distribution and marketing of the product;
●	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
●	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
●	we may be required to change the way the product is administered or modify the product in some other way;
●	we may be required to implement a REMS program;
●	the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data may not be statistically significant and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data may cause the trading price of our common stock to fluctuate significantly and could significantly harm our business prospects.

We may explore strategic collaborations that may never materialize, or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

Over time, our business strategy may include entering into product development collaborations, including strategic collaborations with major biotechnology or pharmaceutical companies. We cannot predict what form such a strategic collaboration might take. We face significant competition in seeking appropriate strategic collaborators, and the negotiation process can be complicated and time consuming. Even if we are successful in our efforts to establish new development collaborations, the terms of such collaborations may not be favorable to us. Entering into future collaborations could subject us to a number of risks, including:

●	we may be required to relinquish important rights to and control over the development and commercialization of our product candidates;
●	we may be required to undertake the expenditure of substantial operational, financial and management resources;
●	we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
●	we may be required to assume substantial actual or contingent liabilities;
●	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
●	strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
●

strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

●

strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

●	strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;
●

disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

●	strategic collaborators may experience financial difficulties;

●

strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

●

business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

●	strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
●	strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

If the market opportunities for KZR-616 are smaller than we believe they are, our business may suffer.

We currently focus our drug development of KZR-616 on treatments of autoimmune diseases. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

The development and commercialization of new drugs is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of product candidates for the treatment of the indications that we are pursuing. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

As a result of these factors, our competitors may obtain regulatory approval of their drugs before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, or may be more successful than we are in manufacturing and marketing their drugs. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization.

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

Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if our product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of KZR-616, KZR-261 and any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments and therapies;
●	the effectiveness of sales and marketing efforts;
●	the strength of our relationships with patient communities;
●	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
●	our ability to offer such drug for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments and therapies;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the availability of third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of the drug together with other medications.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Because we expect sales of our product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of our product candidates to find market acceptance would harm our business. In addition, if we enter into a strategic collaboration regarding any of our product candidates, our rights to receive milestone payments and royalties related to such product candidates will depend on our collaborators’ abilities to achieve market acceptance of those product candidates.

Even if we obtain regulatory approval for any of our product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain regulatory approvals for our product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. For example, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Additionally, any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

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

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may:

●	issue an untitled letter or warning letter asserting that we are in violation of the law;
●	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending NDA or comparable foreign marketing application or any supplements thereto submitted by us or our partners;
●	restrict the marketing or manufacturing of the drug;
●	seize or detain the drug or otherwise require the withdrawal of the drug from the market;
●	refuse to permit the import or export of product candidates; or
●	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and harm our business, financial condition, results of operations and prospects.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing such product candidates, if and when they are approved.

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any drug launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of KZR-616, KZR-261 and any future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for KZR-616 and any future product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of KZR-616 and any future product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

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

If we seek approval to commercialize our product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If we seek approval of our product candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

●	different regulatory requirements for approval of therapies in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	foreign reimbursement, pricing and insurance regimes;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●

business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health epidemics, such as the coronavirus currently impacting China and elsewhere.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials, both within and outside of the United States, and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate that we may develop;
●	loss of revenue;
●	substantial monetary awards to trial participants or patients;
●	significant time and costs to defend the related litigation;
●	withdrawal of clinical trial participants;
●	increased insurance costs;
●	the inability to commercialize any product candidate that we may develop; and
●	injury to our reputation and significant negative media attention.

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

●

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

●

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

●

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal statutes that prohibit, among other things, a person from knowingly and willfully executing a scheme or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

●

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, health care clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates that perform certain services involving the use or disclosure of individually identifiable health information;

●

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians, as defined by such law, and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and

●

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Coverage and adequate reimbursement may not be available for KZR-616, KZR-261 or any future product candidates, which could make it difficult for us to sell profitably, if approved.

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

There remain judicial and Congressional challenges to certain provisions of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Medicare Quality Payment Program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Our Dependence on Third Parties

We will rely on third parties to manufacture clinical and commercial supplies of KZR-616, KZR-261 and any future product candidates.

We do not own or operate facilities for drug manufacturing, testing, storage or distribution. We are dependent on third parties to manufacture the clinical supplies of our product candidates. Any significant delay in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials. We are completely dependent on our CMOs for compliance with cGMP for manufacture of both active drug substances and finished drug products, and the quality system regulation, or QSR, applicable to the self-administered dual-chamber system for KZR-616. If our CMOs cannot successfully manufacture active drug substances and finished drug product that conform to our specifications and the strict regulatory requirements of the FDA and other regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our timelines and ability to develop, obtain regulatory approval for or market our product candidates, if approved.

The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA for any of our product candidates. We also expect to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization.

Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

●	inability to meet our product specifications and quality requirements consistently;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	issues related to scale-up of manufacturing;
●	costs and validation of new equipment and facilities required for scale-up;
●	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	our third-party manufacturers may fail to comply with cGMP and other inspections by the FDA or other comparable regulatory authorities;
●	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	reliance on single sources for drug components;
●	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
●	our third-party manufacturers may not devote sufficient resources to our product candidates;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
●	carrier disruptions or increased costs that are beyond our control.

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

We do not currently have the ability to independently conduct clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the good laboratory practices and good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonisation guidelines for any of our product candidates that are in preclinical and clinical development, respectively. The regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our reliance on third parties to conduct clinical trials results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	not devote sufficient time and resources to our clinical trials;
●	experience regulatory compliance issues; or
●	undergo changes in priorities or become financially distressed.

These factors may materially adversely affect the timelines of our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, fail to comply with regulatory requirements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, the product candidate being developed. As a result, our financial results and commercial prospects would be harmed, our costs could increase, and our ability to generate revenue from the product candidate could be delayed. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities which could compete with recruitment of our clinical trials.

If our relationship with any of these CROs terminates, we may be delayed in entering into new arrangements with alternative CROs or unable to do so on commercially reasonable terms. Changing CROs during an ongoing clinical trial involves substantial cost, requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business, financial condition and prospects.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain adequate protection for our proprietary know-how or obtain and maintain patent protection for KZR-616, KZR-261 or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to KZR-616, KZR-261 and any future product candidates. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and abroad related to our current and future research programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

We file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under the Onyx License Agreement to certain patents and patent applications relating to KZR-616.

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. In addition, we cannot be sure that any of our pending patent applications will issue or that, if issued, they have or will issue in a form that will be advantageous to us. The United States Patent and Trademark Office, or the USPTO, international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with protection for our commercial products.

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO may be significantly narrowed by the time they issue, if issued at all. The claims of our issued patents or patent applications when issued may not cover our current or future product candidates, or even if such patents provide coverage, the coverage obtained may not provide any competitive advantage. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current or any future product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our current or any future product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in clinical trials or regulatory approvals, the period of time during which we could market our product candidates under patent protection would be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for KZR-616, KZR-261 or any future product candidates, it could dissuade companies from collaborating with us to develop and commercialize product candidates and future drugs and threaten our ability to commercialize, future drugs. Any such outcome could have a negative effect on our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Furthermore, other parties may have developed or may develop technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after the initial filing. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions until such publication dates have passed. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or drugs, in whole or in part, or which effectively prevent others from commercializing competitive technologies and drugs. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize KZR-616, KZR-261 or any future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from the earliest filing date of a non-provisional patent application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Upon the expiration of patent protection for KZR-616, KZR-261 or any future product candidates, we may be open to competition from generic versions of such drugs. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

Even if they are unchallenged, our patents may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third-party may develop a competitive drug that is structurally similar to one or more of our product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by our patents is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by our patents is successfully challenged, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as KZR-616 and KZR-261, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or control;
●	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
●	we might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
●

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

●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may prevent us from fully exploiting our product candidates or technologies.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell KZR-616, KZR-261 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to KZR-616, KZR-261 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize KZR-616, KZR-261 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit

If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some or all of our business operations, which could materially harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time consuming and would divert management’s attention from our core business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach the Onyx License Agreement or any of the other agreements under which we acquired, or will acquire, patent protection for our product candidates, we could lose the ability to continue the development and commercialization of the related product.

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our immunoproteasome program, including KZR-616, is dependent on the Onyx License Agreement. Pursuant to the Onyx License Agreement, Onyx granted us an exclusive license under certain patent rights, and a non-exclusive license to certain know-how, in each case controlled by Onyx, to develop, manufacture and commercialize certain types of compounds, including KZR-616, that are selective inhibitors of the immunoproteasome for any and all uses, other than those related to the diagnosis and/or treatment in humans of cancerous or pre-cancerous diseases and/or conditions, including those related to hematological diseases and/or conditions.

The licensed compounds, including KZR-616, are selective for the immunoproteasome and therefore are not known or believed (based on scientific literature and the Company’s own research and development activities) to have any application in cancer or pre-cancerous conditions. However, notwithstanding these known characteristics of the licensed compounds, Onyx retains all rights under the licensed intellectual property rights that are not granted to the Company, and therefore Onyx retains rights under such intellectual property rights to develop and commercialize the licensed compounds in connection with the diagnosis and/or treatment in humans of cancerous or pre-cancerous diseases and/or conditions, including those related to hematological diseases and/or conditions, and also has the rights to transfer these rights to a third-party. If Onyx or its licensee develops and commercializes any of the licensed compounds in cancer or pre-cancerous indications that are commercially interchangeable with our product candidates, including KZR-616, sales by Onyx or its licensee of such compounds for cancer and pre-cancerous indications could result in the threat of off-label use in our licensed field, potentially diminishing our sales of the applicable licensed compounds in our licensed field.

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

Disputes may arise between us and any of these counterparties regarding intellectual property rights that are subject to such agreements, including, but not limited to:

●	the scope of rights granted under the agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
●	our right to sublicense patent and other rights to third parties;
●

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
●	our right to transfer or assign our license; and
●	the effects of termination.

These or other disputes over intellectual property that we have licensed, or will license or acquire in the future, may prevent or impair our ability to maintain our current arrangements on acceptable terms or may impair the value of the arrangement to us. Any such dispute could have an adverse effect on our business.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Filing, prosecuting and defending patents covering KZR-616, KZR-261 and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Since we rely on third parties to develop and manufacture KZR-616 and KZR-261, and if we collaborate with third parties for the development of our research programs or product candidates, we must, at times, share trade secrets with them. We may also conduct collaborative research and development programs that may require us to share trade secrets and proprietary know how. We seek to protect our proprietary information by entering into agreements containing confidentiality obligations and ownership provisions relating to intellectual property prior to disclosing proprietary information or beginning research projects with third party collaborators. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, the unauthorized disclosure or use of our confidential information could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our collaborators, advisors, employees, investigators, contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, advisors, employees, investigators, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for KZR-616, KZR-261 and have not yet begun the process of applying to register trademarks for KZR-616, KZR-261 or any other product candidate. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with KZR-616, KZR-261 or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

We are highly dependent on our Chief Executive Officer, John Fowler, and our President and Chief Scientific Officer, Dr. Christopher Kirk. Each of them may terminate their employment with us at any time. The loss of the services of either of these persons could impede the achievement of our research, development and commercialization objectives.

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

As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, medical affairs, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations or result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, outbreak of regional or global pandemic diseases such as the ongoing coronavirus outbreak emanating from China, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of additional indebtedness or contingent liabilities;
●	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
●	the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
●

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

Risks Related to Ownership of Our Common Stock

The coronavirus outbreak could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus was reported in China. Since then, the coronavirus has spread to multiple countries, including the United States and several European countries, including countries in which we have planned and ongoing clinical trials. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the CMOs, suppliers, clinical trial sites and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. If the coronavirus continues to spread in the United States and worldwide, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

For our clinical trials that are being conducted at sites outside the United States, particularly in countries which are experiencing heightened impact from the coronavirus, in addition to the risks listed above, we may also experience the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and placebo used in our clinical trials;
•

changes in local regulations as part of a response to the coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

The global outbreak of the coronavirus continues to rapidly evolve. The extent to which the coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The occurrence of any of these disruptions could have a material adverse effect on our business, financial condition and the market price of our common stock.

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

●	the commencement, enrollment or results of our planned or future clinical trials of KZR-616, KZR-261 and any future product candidates;
●	the clinical or commercial success of competitive drugs, therapies or technologies;
●	regulatory or legal developments in the United States and other countries;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for our technologies;
●	failure or discontinuation of any of our clinical development or research programs;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates and clinical development or research programs;
●	our ability to discover, develop and broaden our pipeline beyond our current product candidates;
●	commencement or termination of collaborations for our research and development programs;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	our inability to obtain or delays in manufacturing adequate supply for our clinical trials or the inability to do so at acceptable costs;
●	significant lawsuits, including patent or stockholder litigation or products liability claims;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcement, expectation or completion of additional financing efforts;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
●	investors’ general perception of us and our business.

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

Based upon our shares of our common stock outstanding as of December 31, 2019, as adjusted to reflect the 18,965,385 shares of common stock that we issued in an underwritten public offering on February 4, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 59% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.

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

Our management will have broad discretion in the application of our cash and cash equivalents, and could spend these amounts in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents, in a manner that does not produce income or that loses value.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and
●	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We will continue to incur increased costs as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be affected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

●	require the approval of the holders of at least 66 2⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;

●

any action asserting a claim against us or any of our directors, officers, employees or agents arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws;

●	any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
●	any action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal-affairs doctrine.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in South San Francisco, California and consists of 24,357 square feet of leased office and laboratory space, all of which is located in a single building, under a lease that expires in February 2025. We believe that our facilities are adequate to meet our current needs.

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

Holders

As of March 10, 2020, there were approximately 26 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from the IPO

On June 25, 2018, we completed our IPO and issued 5,750,000 shares of our common stock at an initial offering price of $15.00 per share (inclusive of 750,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering). We received net proceeds from the IPO of approximately $77.7 million, after deducting underwriting discounts and commissions of approximately $6.0 million, and expenses of approximately $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Jefferies LLC and Cowen and Company, LLC acted as lead book-running managers for the IPO. Wells Fargo Securities, LLC and William Blair & Company, L.L.C. acted as joint book-running managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Select Market on June 21, 2018. The offer and sale of the shares were registered under the Securities Act on a Registration Statement on Form S-1 (Registration No. 333-225194), which was declared effective on June 20, 2018.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of December 31, 2019, we have used approximately $41.0 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We derived the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except for share and per share data)	2019	2018	2017	2016
Summary of Operations Data:
Operating expenses:
Research and development	$27,363	$18,136	$6,469	$7,373
General and administrative	9,979	6,590	2,280	1,617
Total operating expenses	37,342	24,726	8,749	8,990
Loss from operations	(37,342)	(24,726)	(8,749)	(8,990)
Interest income	2,255	1,559	232	—
Net loss	$(35,087)	$(23,167)	$(8,517)	$(8,990)
Net loss per common share, basic and diluted	$(1.84)	$(2.26)	$(14.21)	$(26.56)
Weighted-average shares used to compute net loss per common share, basic and diluted (1)	19,083,826	10,264,584	599,291	338,446

(1)

See Notes 2, 13 and 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31,
(in thousands)	2019	2018	2017	2016
Selected Balance Sheet Data:
Cash and cash equivalents	$14,951	$24,182	$51,033	$9,747
Working capital	75,129	106,468	50,842	9,836
Total assets	89,513	114,682	54,222	11,424
Accumulated deficit	(84,282)	(49,195)	(26,028)	(17,511)
Total stockholders' equity (deficit)	78,046	108,797	(25,687)	(17,428)

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

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. We are developing our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, in severe autoimmune diseases where limited treatment options exist. We are conducting three Phase 2 clinical trials of KZR-616 across five separate autoimmune diseases of high unmet need: the MISSION trial in patients with lupus nephritis; the PRESIDIO trial in patients with dermatomyositis or polymyositis; and the MARINA trial in patients with autoimmune hemolytic anemia or immune thrombocytopenia. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases given the compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases. Based on results from our Phase 1a studies in healthy volunteers and the preliminary results from the Phase 1b portion of the MISSION trial in patients with systemic lupus erythematosus, also known as lupus or SLE, KZR-616 has largely avoided adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. In addition, we have seen encouraging clinical activity and biomarker data in SLE patients.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics targeting oncology indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. KZR-261 is undergoing laboratory studies and manufacturing activities in support of an investigational new drug application, which we anticipate submitting to the U.S. Food and Drug Administration in the first quarter of 2021 for a Phase 1 clinical trial in solid tumors. We believe this discovery platform has the potential to yield oral small molecule candidates that, if  successfully developed and approved, could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations in 2015, we have devoted substantially all our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock and from public offerings of common stock and pre-funded warrants to purchase common stock as described below. We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to a license agreement, or the Onyx License Agreement, with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc. in June 2015. Patent coverage for KZR-616 extends to at least 2034.

In July 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-232542) that allows us to sell up to an aggregate of $150 million of our securities, which includes up to $50.0 million designated in a prospectus supplement for an at-the-market offering program, or ATM program. As of December 31, 2019, we sold no shares of common stock under the ATM program.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $35.1 million, $23.2 million and $8.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of $84.3 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue the ongoing and planned development of KZR-616 and KZR-261;
●	seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	seek marketing approvals for KZR-616, KZR-261 and any future product candidates that successfully complete clinical trials;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
●	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
●	implement operational, financial, management and compliance systems; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
●	incur additional legal, accounting and other expenses associate with operating as a public company.

Recent Highlights

On February 4, 2020, we completed an underwritten public offering of 18,965,385 shares of our common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of our common stock at an exercise price of $0.001 per share, or the February Offering. The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the public offering were approximately $53.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. Our existing stockholder, Morningside Ventures, together with its affiliate, and certain of our officers and directors purchased an aggregate amount of approximately $22.9 million of common stock in the offering.

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

●

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. We used the simplified method, which calculates the expected term as the average of the time to vesting and the contractual life of the options. For non-employees, we use the contractual term.

●

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

●

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

●	Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We will continue to use judgment in evaluating the expected term and expected volatility utilized for our stock-based compensation calculations on a prospective basis.

Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, timely valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and a number of objective and subjective factors including important developments in our operations, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our common stock, among other factors. For the options granted subsequent to our IPO, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies—Accounting Pronouncements Adopted in 2019” for more information.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	fees paid to consultants for services directly related to our product development and regulatory effort;
●	expenses incurred under agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on our behalf;
●	costs associated with preclinical studies and clinical trials;
●	costs associated with technology and intellectual property licenses;
●	the costs related to production of clinical supplies; and
●	facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

We are eligible under the AusIndustry Research and Tax Development Tax Incentive Program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to us on the basis of specific criteria with which we must comply related to research and development expenditures in Australia. These research and development tax incentives are recognized as contra research and development expense when the right to receive the tax incentive has been attained and funds are considered to be collectible. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to our research and development expenditures and is due to us regardless of whether any Australian tax is owed. Amounts related to the AusIndustry Research and Development Tax Incentive Program are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred by our Australian subsidiary, Kezar Life Sciences Australia Pty Ltd, a proprietary company limited by shares, and the amount of the consideration can be reliably measured.

The following table summarizes our research and development expenses for the years ended:

	Year Ended December 31,
	2019	2018	2017
(dollars in millions)	(unaudited)
Research and development expenses by program:
KZR-616	$17.4	$12.7	$4.0
Protein Secretion	10.0	5.5	2.5
Total research and development expenses	$27.4	$18.2	$6.5

We expect our research and development expenses to increase substantially for the foreseeable future as our product candidates advance into later stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and expenses for outside professional services, including legal, human resource, information technology and audit services.

Personnel costs consist of salaries, benefits and stock-based compensation. We incur additional expenses as we increase the size of our administrative function to support the growth of our business.

Interest Income

Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 26, 2019.

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,			$ Change
(dollars in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Operating expenses:
Research and development	$27.4	$18.2	$6.5	$9.2	$11.7
General and administrative	10.0	6.6	2.3	3.4	4.3
Total operating expenses	37.4	24.8	8.8	12.6	16.0
Loss from operations	(37.4)	(24.8)	(8.8)	(12.6)	(16.0)
Interest income	2.3	1.6	0.3	0.7	1.3
Net loss	$(35.1)	$(23.2)	$(8.5)	$(11.9)	$(14.7)

Research and Development Expenses

Research and development expenses increased by $9.2 million in 2019 compared to 2018. The increase was primarily due to an increase of $3.6 million in clinical trial related costs for KZR-616, an increase of $1.5 million in manufacturing expenses, an increase of $3.3 million in personnel expenses due to an increase in headcount, an increase of $0.9 million in stock-based compensation and an increase of $0.5 million in facility-related expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the year ended December 31, 2019 increased by $0.6 million compared to the same period in 2018, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million in 2019 compared to 2018. The increase was primarily due to an increase of $1.3 million in personnel expenses due to an increase in headcount and salaries, an increase of $1.1 million in stock-based compensation, an increase of $0.9 million in consulting and professional fees related to operating as a public company and an increase of $0.1 million in facility-related expenses.

Interest Income

Interest income increased by $0.7 million in 2019 compared to 2018. The increase was attributable to interest income earned on higher balances of cash equivalents and marketable securities resulting from our IPO.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had $15.0 million in cash and cash equivalents and $63.2 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of December 31, 2019, our cash equivalents and marketable securities had an average maturity of approximately three months and the longest maturity was twelve months.

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

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $35.1 million for the year ended December 31, 2019, and we had an accumulated deficit of $84.3 million as of December 31, 2019.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2019, as adjusted to give effect to the $53.3 million in net proceeds we received from the February Offering, will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

●

the progress, timing, scope, results and costs of our clinical trials and preclinical studies for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;

●	the costs of obtaining clinical and commercial supplies for KZR-616, KZR-261 and any other product candidates we may identify and develop;
●	the cost, timing and outcomes of regulatory approvals;
●	the extent to which we may acquire or in-license other product candidates and technologies;
●	the cost of attracting, hiring and retaining qualified personnel;
●	our ability to successfully commercialize any product candidates for which we obtain regulatory approval; and
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(dollars in millions)
Net cash used in operating activities	$(29.9)	$(20.8)	$(8.1)
Net cash provided by (used in) investing activities	20.4	(83.9)	(0.4)
Net cash provided by financing activities	0.3	77.9	49.8
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(0.1)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	$(9.2)	$(26.9)	$41.3

Cash Flows from Operating Activities

During the year ended December 31, 2019, cash used in operating activities was $29.9 million, which consisted of a net loss of $35.1 million, adjusted by a net change of $0.9 million in our net operating assets and liabilities and non-cash charges of $4.3 million. The non-cash charges consisted of $1.3 million for depreciation and amortization and $4.0 million for stock-based compensation expense, offset by $1.0 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $0.5 million in prepaid expenses and other current assets and a decrease of $0.8 million in operating lease liabilities, offset by an increase of $2.2 million in accounts payable and accrued expenses due to timing of payments and increased clinical and manufacturing expenditures.

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

Cash Flows from Investing Activities

During the year ended December 31, 2019, cash provided by investing activities was $20.4 million primarily relating to the maturities of marketable securities $123.3 million exceeding purchases of such marketable securities $102.3 million.

During the year ended December 31, 2018, cash used in investing activities was $83.9 million primarily consisted of $119.2 million in purchases of marketable securities offset by $36.5 million of maturities of such marketable securities.

Payments for the purchases of property and equipment was $0.6 million, $1.1 million and $0.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Cash Flows from Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $0.3 million, consisting of proceeds from the issuance of common stock pursuant to our employee equity plans.

During the year ended December 31, 2018, cash provided by financing activities was $77.9 million consisting of $77.7 million in net proceeds from our IPO and $0.2 million from the issuance of common stock pursuant to our employee equity plans.

During the year ended December 31, 2017, cash provided by financing activities consisted of $49.8 million in net proceeds from the issuance of Series B redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in millions):

CONTRACTUAL OBLIGATIONS	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$8.2	$1.5	$3.1	$3.3	$0.3
Total obligations	$8.2	$1.5	$3.1	$3.3	$0.3

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

The contractual obligations table does not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. Under the Onyx License Agreement, we are obligated to pay Onyx milestone payments of up to $172.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. We excluded the contingent payments given that the timing and amount (if any) of any such payments cannot be reasonably estimated at this time. See the section titled “Business—License Agreement with Onyx” for additional information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $78.2 million as of December 31, 2019, which consisted of bank deposits, highly liquid U.S. money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2019, our cash equivalents and marketable securities had an average maturity of approximately three months and the longest maturity was twelve months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.2 million of our cash balance was located in Australia as of December 31, 2019. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Information About Our Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2020 Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” in our 2020 Proxy Statement.

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

4.3	Description of the Company’s Securities.
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

10.9+	Non-Employee Director Compensation Plan.
10.10+

Amended and Restated Executive Employment Agreement between the Company and John Fowler, dated June 7, 2018 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.11+

Amended and Restated Executive Employment Agreement between the Company and Christopher J. Kirk, dated June 7, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.12+	Amended and Restated Executive Employment Agreement between the Company and Marc L. Belsky, dated January 14, 2020.
10.13†

Exclusive License Agreement by and between the Company and Onyx Therapeutics, Inc., dated June 11, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.14

Lease between the Company and AP3-SF1 4000 Shoreline, LLC, dated August 16, 2017 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).

10.15

Confirmation of Lease Terms between the Company and AP3-SF1 4000 Shoreline, LLC, effective as of March 1, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 26, 2019).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

March 12, 2020	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

March 12, 2020	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints John Fowler and Marc Belsky, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Fowler	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
John Fowler

/s/ Marc Belsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2020
Marc Belsky

/s/ John-Pierre Sommadossi, Ph.D.	Chairman of the Board of Directors	March 12, 2020
John-Pierre Sommadossi, Ph.D.

/s/ Franklin Berger	Director	March 12, 2020
Franklin Berger

/s/ Graham Cooper	Director	March 12, 2020
Graham Cooper

/s/ Jason Dinges, Ph.D.	Director	March 12, 2020
Jason Dinges, Ph.D.

/s/ Elizabeth Garner, M.D.	Director	March 12, 2020
Elizabeth Garner, M.D.

/s/ Michael Kauffman, M.D., Ph.D.	Director	March 12, 2020
Michael Kauffman, M.D., Ph.D.

/s/ Christopher Kirk, Ph.D.	President, Chief Scientific Officer and Director	March 12, 2020
Christopher Kirk, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kezar Life Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kezar Life Sciences, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standards Update 2016-02, Leases (Topic 842).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California

March 12, 2020

KEZAR LIFE SCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$14,951	$24,182
Marketable securities	63,255	83,250
Prepaid expenses	1,878	1,884
Other current assets	1,048	489
Total current assets	81,132	109,805
Property and equipment, net	4,282	4,595
Operating lease right-of-use asset	3,817	—
Other assets	282	282
Total assets	$89,513	$114,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$823	$193
Accrued liabilities	4,218	2,678
Operating lease liabilities, current	900	—
Deferred rent, current	—	354
Other liabilities, current	62	112
Total current liabilities	6,003	3,337
Operating lease liabilities, noncurrent	5,464	—
Deferred rent, noncurrent	—	2,548
Total liabilities	11,467	5,885
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of December 31, 2019 and 2018; 19,208,077 and 19,114,421 shares issued and outstanding as of December 31, 2019 and 2018, respectively	19	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2019 and 2018	—	—
Additional paid-in capital	162,505	158,176
Accumulated other comprehensive loss	(196)	(203)
Accumulated deficit	(84,282)	(49,195)
Total stockholders' equity	78,046	108,797
Total liabilities and stockholders' equity	$89,513	$114,682

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Operations

(In thousands except share and per share data)

	Year Ended
	December 31,
	2019	2018	2017
Operating expenses:
Research and development	$27,363	$18,136	$6,469
General and administrative	9,979	6,590	2,280
Total operating expenses	37,342	24,726	8,749
Loss from operations	(37,342)	(24,726)	(8,749)
Interest income	2,255	1,559	232
Net loss	$(35,087)	$(23,167)	$(8,517)
Net loss per common share, basic and diluted	$(1.84)	$(2.26)	$(14.21)
Weighted-average shares used to compute net loss per common share, basic and diluted	19,083,826	10,264,584	599,291

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Net loss	$(35,087)	$(23,167)	$(8,517)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45)	(72)	39
Unrealized gain (loss) on marketable securities	52	(20)	—
Total other comprehensive income (loss), net of tax	7	(92)	39
Comprehensive loss	$(35,080)	$(23,259)	$(8,478)

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands, except share and per share amounts)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2016	5,966,753	$28,176	948,578	$1	$232	$(150)	$(17,511)	$(17,428)
Issuance of Series B redeemable convertible preferred stock for cash of $7.942 per share, net of $245 of issuance costs	6,296,373	49,755	-	—	—	—	—	—
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	203	—	—	203
Other comprehensive income	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	(8,517)	(8,517)
Balance at December 31, 2017	12,263,126	77,931	948,578	1	451	(111)	(26,028)	(25,687)
Conversion of redeemable convertible preferred stock to common stock	(12,263,126)	(77,931)	12,263,126	12	77,919	—	—	77,931
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	6	77,689	—	—	77,695
Issuance of common stock under employee stock incentive plans, net of amount related to early exercised options	—	—	142,528	—	55	—	—	55
Issuance of common stock upon vesting of restricted stock units	—	—	10,189	—	—	—	—	—
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	69	—	—	69
Stock-based compensation expense	—	—	—	—	1,993	—	—	1,993
Other comprehensive loss	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	(23,167)	(23,167)
Balance at December 31, 2018	—	—	19,114,421	19	158,176	(203)	(49,195)	108,797
Issuance of common stock under employee stock incentive plans	—	—	93,656	—	272	—	—	272
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	50	—	—	50
Stock-based compensation expense	—	—	—	—	4,007	—	—	4,007
Other comprehensive income	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(35,087)	(35,087)
Balance at December 31, 2019	—	$—	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(35,087)	$(23,167)	$(8,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,301	690	175
Stock-based compensation	4,007	1,993	203
Amortization of premiums and discounts on marketable securities	(979)	(476)	—
Loss on disposal of property and equipment	—	106	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(553)	(1,136)	(543)
Other assets	—	61	(282)
Accounts payable and accrued liabilities	2,208	1,440	844
Operating lease liabilities and other liabilities	(774)	(8)	6
Deferred rent	—	(295)	5
Net cash used in operating activities	(29,877)	(20,792)	(8,109)
Cash flows from investing activities:
Purchases of property and equipment	(607)	(1,120)	(389)
Purchases of marketable securities	(102,255)	(119,244)	—
Maturities of marketable securities	123,281	36,450	—
Proceeds from sale of property and equipment	—	10	—
Net cash provided by (used in) investing activities	20,419	(83,904)	(389)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	77,695	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	49,755
Proceeds from issuance of common stock under employee equity plans	272	218	—
Net cash provided by financing activities	272	77,913	49,755
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45)	(81)	29
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,231)	(26,864)	41,286
Cash, cash equivalents and restricted cash at the beginning of period	24,182	51,046	9,760
Cash, cash equivalents and restricted cash at the end of period	$14,951	$24,182	$51,046
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$50	$69	$16
Addition of tenant improvement paid by landlord	$—	$2,703	$464
Purchase of property and equipment in accounts payable	$—	$38	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$77,931	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $84.3 million as of December 31, 2019. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash, cash equivalents and marketable securities as of December 31, 2019, and the $53.3 million in net proceeds received from the February Offering, will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of marketable securities, useful lives of fixed assets, stock-based compensation, and accrued research and development costs. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$14,951	$24,182	$51,033
Restricted cash	—	—	13
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,951	$24,182	$51,046

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2019, the majority of the Company’s cash, cash equivalents and marketable securities were held by financial institutions in the United States, while approximately $0.2 million was held by a financial institution in Australia. Such deposits in the United States may be in excess of insured limits.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the assets may not be recoverable. The Company recognizes an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2019, there have been no such impairment losses.

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

The Company recognized $635,000, $5,000 and $499,000 as a reduction of research and development expenses for the years ended December 31, 2019, 2018 and 2017, respectively, in connection with the research and development tax incentive from the ATO. As of December 31, 2019 and 2018, the research and development tax credit receivable was $642,000 and $5,000, respectively, which is included in other current assets in the consolidated balance sheets.

Stock-Based Compensation

Stock-based awards issued to employees, directors and nonemployee consultants, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight line-basis over the employee’s or director’s requisite service period (generally the vesting period). The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards.

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

Accounting Pronouncements Adopted in 2019

Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities the option to initially apply the transition provisions of ASU 2016-02 at its adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

This standard had a material effect on the Company’s consolidated financial statements. The most significant effects relate to: (1) the recognition of new ROU asset and lease liabilities on the balance sheet for the operating lease for the Company’s headquarters at 4000 Shoreline Court, Suite 300, South San Francisco, California; and (2) providing significant new disclosures about its leasing activities.

The following table discloses the impact on the Company’s balance sheet upon adoption (in thousands):

	January 1, 2019	December 31, 2018
Operating lease ROU asset	$4,236	$—
Operating lease liabilities, current	774	—
Operating lease liabilities, noncurrent	6,364	—
Deferred rent, current	—	354
Deferred rent, noncurrent	—	2,548

Stock Compensation (Topic 718)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), which simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the new standard on January 1, 2019 and determined that it did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements on fair value measurements. The amendment of ASU No. 2018-13 removes disclosure requirements from Topic 820 in the areas of (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify aspects of the accounting for income taxes, including the elimination of certain exceptions to the guidance in ASC740, Income Taxes related to the approach for intraperiod tax allocation, among other changes. This guidance will be effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash, cash equivalents, marketable securities, other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of December 31, 2019 or 2018.

The following table summarizes our financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$14,731	$14,731		$—
U.S. Treasury securities	5,285	5,285		—
Commercial paper	15,186		15,186	—
Corporate debt securities	17,171		17,171	—
U.S. agency bonds	25,613		25,613	—
Total	$77,986	$20,016	$57,970	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$23,156	$23,156	$—	$—
U.S. Treasury securities	25,692	25,692	—	—
Commercial paper	19,190	—	19,190	—
Corporate debt securities	20,451	—	20,451	—
U.S. agency bonds	17,917	—	17,917	—
Total	$106,406	$48,848	$57,558	$-

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets:
Money market funds	$14,731	$—	$—	$14,731
U.S. Treasury securities	5,285	1	(1)	5,285
Commercial paper	15,174	12	—	15,186
Corporate debt securities	17,168	3	—	17,171
U.S. agency bonds	25,597	16	—	25,613
Total	$77,955	$32	$(1)	$77,986

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets:
Money market funds	$23,156	$—	$—	$23,156
U.S. Treasury securities	25,698	—	(6)	25,692
Commercial paper	19,203	—	(13)	19,190
Corporate debt securities	20,449	4	(2)	20,451
U.S. agency bonds	17,921	—	(4)	17,917
Total	$106,427	$4	$(25)	$106,406

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.

As of December 31, 2019, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities maturing:
In one year or less	$77,955	$77,986
Total available-for-sale securities	$77,955	$77,986

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at December 31, 2019. There were no sales of available-for-sale securities in any of the periods presented.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,578	2,043
Computer equipment	253	219
Total property and equipment	6,099	5,530
Less accumulated depreciation and amortization	(1,817)	(935)
Property and equipment, net	$4,282	$4,595

Depreciation expense was $0.9 million for the year ended December 31, 2019, $0.7 million for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued preclinical and research costs	$1,687	$1,146
Accrued clinical costs	1,027	434
Accrued employee-related costs	1,293	736
Accrued professional services	53	138
Other	158	224
Total accrued liabilities	$4,218	$2,678

6. Lease

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

Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company recorded lease liabilities and ROU asset for its office lease based on the present value of lease payments over the expected lease term. As of December 31, 2019, the weighted average remaining lease term was 5.17 years and the weighted average discount rate used to determine the operating lease liability was 10.0%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

Twelve months Ended December 31, 2019

Cash paid for operating lease liabilities	$774
Operating lease costs	1,099
Variable lease costs	505
ROU asset obtained in exchange for operating lease obligation	4,236

Maturities of lease liabilities as of December 31, 2019 were as follows for the years ending December 31:
2020	$1,497
2021	1,542
2022	1,588
2023	1,635
2024	1,684
Thereafter	282
Total undiscounted lease payments	8,228
Less: imputed interest	(1,864)
Total lease liabilities	$6,364

Operating lease liabilities, current	900
Operating lease liabilities, noncurrent	5,464
Total operating lease liabilities	$6,364

ASC 840 Disclosure

The Company elected the alternative modified transition method and included the following table previously disclosed. As of December 31, 2018, future minimum lease payments under the noncancelable facility operating lease, were as follows (in thousands):

Year ending December 31:
2019	$1,453
2020	1,497
2021	1,542
2022	1,588
2023	1,635
2024	1,684
Thereafter	282
Total future minimum lease payments	$9,681

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.1 million, $1.0 million and $0.3 million of rent expense, respectively. Variable lease costs were $0.5 million, $0.4 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7. Redeemable Convertible Preferred Stock

In connection with the completion of the Company’s IPO in June 2018, all outstanding shares of convertible preferred stock converted into 12,263,126 shares of common stock.

8. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. As of December 31, 2019, options to purchase 1,271,992 shares of common stock were outstanding under the 2018 Plan and 1,765,266 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of December 31, 2019, options to purchase 1,835,074 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of December 31, 2019, 26,656 shares of common stock had been issued under the ESPP and 364,488 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. Additional six-month offering periods began on May 16, 2019 and on November 16, 2019.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,181,466	$3.80	8.5	$43,189
Options granted	1,248,871	$13.36
Options exercised	(67,000)	$0.90		$292
Options cancelled	(256,271)	$10.04
Outstanding at December 31, 2019	3,107,066	$7.19	8.2	$3,151
Vested and exercisable at December 31, 2019	1,478,773	$4.59	7.4	$2,322

The weighted average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $9.33 and $4.23 per share, respectively. The aggregate intrinsic value of exercised stock options during the years ended December 31, 2019 and 2018 was $292,000 and $370,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Early Exercise Stock Options

The 2015 Plan allows for early exercisable option grants, which permit the holder to exercise a stock option for the purchase of common stock before the requisite service is provided (i.e., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase at the exercise price any shares of common stock for which the applicable vesting conditions have not been satisfied. Under the 2015 Plan, the Company only made such early exercisable option grants to non-employee members of our board of directors.

As of December 31, 2019 and 2018, there were 30,027 and 68,349 shares, respectively, of nonvested common stock outstanding that were exercised early and remain subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option one year after the applicable vesting commencement date and 1/48 of the shares underlying the option each month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital. As of December 31, 2019 and 2018, the Company recorded in other current liabilities $62,000 and $112,000, respectively, associated with shares issued upon the early exercise of stock options that are subject to repurchase.

Restricted Stock Units Granted to Employees

During the year ended December 31, 2018, the Company granted RSUs to certain employees to receive 10,189 shares of common stock pursuant to the 2018 Plan with a weighted-average estimated grant-date fair value of $17.75 per share. These RSUs were fully vested on the grant date. The valuation of these RSUs totaled $181,000 and was recognized as stock-based compensation expense in June 2018. There were no RSUs granted during the year ended December 31, 2019.

Stock Options Granted to Employees That Contain Performance Condition

During year ended December 31, 2018, the Company granted options to two of its executive officers to purchase an aggregate 115,657 shares of common stock that vested fully upon the closing of the Company’s IPO on June 25, 2018. The aggregate fair value of these options was estimated at $474,000 and was recognized as stock-based compensation expense in June 2018. There were no such options granted that contained performance condition during the year ended December 31, 2019.

Restricted Stock

In addition to the nonvested shares of common stock outstanding described above under the section titled “Early Exercise Stock Options,” the Company issued restricted stock to its founders. The fair value of restricted stock on the issuance date is deemed equal to the cash consideration paid by the founders. Restricted stock vests over a four-year period from the applicable vesting commencement date. The following summarizes the vesting activity of restricted stock:

Number of Shares
Nonvested—December 31, 2018	20,908
Vested	(20,908)
Nonvested—December 31, 2019	-

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$1,777	$842	$93
General and administrative	2,230	1,151	110
Total stock-based compensation expense	$4,007	$1,993	$203

As of December 31, 2019, the unrecognized stock-based compensation cost was $10.3 million with an estimated weighted average amortization period of 2.5 years.

The fair value of the employee stock options granted and the ESPP rights to purchase common stock of the Company is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Expected term (years)	5.8 - 5.9	5.5 - 6.1	6.1	0.5	0.5	—
Expected volatility	78.7 - 83.7%	82.0 - 83.2%	89.8%	73.7 - 109.9%	74.3%	—
Risk-free interest rate	1.5 - 2.6%	2.6 - 3.1%	2.0%	1.6 - 2.4%	2.5%	—
Expected dividend yield	—	—	—	—	—	—

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

9. Commitments & Contingencies

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

10. License Agreement

In June 2015, the Company entered into an exclusive license agreement with Onyx Therapeutics, Inc. (“Onyx”), a wholly owned subsidiary of Amgen, Inc., for a worldwide, exclusive license under certain patents, and a non-exclusive license to certain know-how, in each case controlled by Onyx and relating to the Company’s immunoproteasome program. The Company may be required to make future payments of up to $172.5 million upon achievement of certain development and commercial milestones for KZR-616, as well as royalty payments in the mid to high single digits on future annual net sales, if any.

11. Defined Contribution Plan

The Company has a qualified 401(k) Savings and Investment Plan (the “Plan”) whereby employees may contribute up to the lesser of $56,000 or 100% of their pre-tax compensation. The total contributed amount from the employees is only up to Federal annual limits. The Company matches $1.00 for every $1.00 contributed to the Plan by participants up to the first 4% of base compensation and incentive cash bonus (subject to statutory limits). During the years ended December 31, 2019, 2018 and 2017, the Company recorded matching contributions of approximately $249,000, $167,000 and $77,000, respectively.

12. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2019, 2018 and 2017. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(34,181)	$(23,047)	$(7,551)
Foreign	(906)	(120)	(966)
Total	$(35,087)	$(23,167)	$(8,517)

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for 2016, 2017 and 2018. The Company has utilized $284,000 and $175,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities for the years ended December 31, 2019 and 2018, respectively.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	0.9	6.4	6.0
Foreign tax rate differential	0.2	0.1	(0.5)
Permanent differences	(1.7)	0.3	(3.8)
Research and development credit	1.9	1.4	2.5
Federal rate change impact	0.0	0.0	(31.4)
Change in valuation allowance	(22.3)	(29.2)	(6.8)
Provision for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Deferred tax assets
Reserves and accruals	$1,056	$1,009	$169
Net operating loss carryforwards	16,986	10,985	6,802
Research and development credit carryforwards	2,177	1,194	515
Lease Liabilities	1,336	—	—
Gross deferred tax assets	21,555	13,188	7,486
Valuation allowance	(20,196)	(12,560)	(7,434)
Net deferred tax assets	1,359	628	52
Deferred tax liabilities
Property and equipment	(557)	(628)	(52)
Right-of-use asset	(802)	—	—
Net deferred tax	$—	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income. Since the amount and timing of future income are uncertain, the net deferred tax assets, as of December 31, 2019, and December 31, 2018 have been fully offset by a valuation allowance. The valuation allowance increased approximately $7.6 million, $5.1 million and $0.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the Company had federal net operating loss (“NOL”) carryforward of $72.7 million and a federal research and development tax credit carryforward of $1.3 million. If not utilized sooner, the federal NOL generated through December 31, 2017 and tax credit carryforwards will expire, beginning in 2035. Federal net operating loss carryforwards of $50.6 million generated from years ended after December 31, 2017, carryforward indefinitely. As of December 31, 2019 the Company had a state NOL carryforward of $17.3 million, which will expire beginning in 2035, and a state research and development tax credit carryforward of $1.1 million, which does not expire.

As of December 31, 2019, the Company also had accumulated Australian tax losses of $1.9 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Code and similar California laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not utilized any NOL carryforwards through December 31, 2019. In addition, the Company’s deferred tax assets are subject to a full valuation allowance, and thus no benefit for deferred tax assets is recorded on the Company’s books. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in the Company’s stock ownership.

No liability related to uncertain tax positions is recorded on the financial statements. All uncertain tax positions are currently recorded as a reduction to our deferred tax assets. Since inception, there have been no interest charges or penalties related to unrecognized tax benefits.

The Company files income tax returns in the United States federal jurisdiction, state jurisdictions and Australia. The Company currently has no federal, state or other jurisdictional tax examinations in progress. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2019. All years are open for examination by federal, state and Australian authorities.

13. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(35,087)	$(23,167)	$(8,517)
Denominator:
Weighted-average shares of common stock outstanding	19,083,826	10,264,584	599,291
Net loss per share, basic and diluted	$(1.84)	$(2.26)	$(14.21)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Redeemable convertible preferred stock on an if converted basis	—	—	12,263,126
Options to purchase common stock	3,107,066	2,181,466	1,213,010
Common stock subject to future vesting	30,027	89,257	238,618
Total	3,137,093	2,270,723	13,714,754

14. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Unaudited)
Operating expenses	$8,309	$9,355	$9,681	$9,997
Net loss	$(7,642)	$(8,718)	$(9,148)	$(9,579)
Net loss per share, basic and diluted	$(0.40)	$(0.46)	$(0.48)	$(0.50)

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Unaudited)
Operating expenses	$5,086	$6,950	$6,264	$6,426
Net loss	$(4,947)	$(6,775)	$(5,663)	$(5,782)
Net loss per share, basic and diluted	$(6.53)	$(3.31)	$(0.30)	$(0.30)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net loss per share amounts.

15. Subsequent Events

On February 4, 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and pre-funded warrants to purchase 2,884,615 shares of its common stock. The public offering price of the common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the public offering were approximately $53.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by the Company. The Company’s existing stockholder, Morningside Ventures, together with its affiliate, and certain of the Company’s officers and directors purchased an aggregate amount of approximately $22.9 million of common stock in the offering.