Form 10-Q
period 2020-03-31
Kezar Life Sciences, Inc.
filed 2020-05-07
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 38,177,462 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “should,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•

statements regarding the impact of the COVID-19 pandemic and its effects on our operations, research and development, clinical trials and financial position, and its potential effects on the operations of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$20,571	$14,951
Marketable securities	102,779	63,255
Prepaid expenses	2,122	1,878
Other current assets	1,060	1,048
Total current assets	126,532	81,132
Property and equipment, net	4,131	4,282
Operating lease right-of-use asset	3,699	3,817
Other assets	282	282
Total assets	$134,644	$89,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,583	$823
Accrued liabilities	4,202	4,218
Operating lease liabilities, current	934	900
Other liabilities, current	52	62
Total current liabilities	6,771	6,003
Operating lease liabilities, noncurrent	5,219	5,464
Total liabilities	11,990	11,467
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2020 (unaudited) and December 31, 2019; 38,176,462 and 19,208,077 shares issued and outstanding as of March 31, 2020 (unaudited) and December 31, 2019, respectively	38	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2020 (unaudited) and December 31, 2019	—	—
Additional paid-in capital	217,032	162,505
Accumulated other comprehensive loss	(122)	(196)
Accumulated deficit	(94,294)	(84,282)
Total stockholders' equity	122,654	78,046
Total liabilities and stockholders' equity	$134,644	$89,513

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$7,457	$5,927
General and administrative	3,021	2,382
Total operating expenses	10,478	8,309
Loss from operations	(10,478)	(8,309)
Interest income	466	667
Net loss	$(10,012)	$(7,642)
Net loss per common share, basic and diluted	$(0.30)	$(0.40)
Weighted-average shares used to compute net loss per common share, basic and diluted	32,867,597	19,042,524

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(10,012)	$(7,642)
Other comprehensive income (loss)
Foreign currency translation adjustments	(117)	8
Unrealized gain on marketable securities	191	65
Total other comprehensive income, net of tax	74	73
Comprehensive loss	$(9,938)	$(7,569)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2019	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,447	18,965,385	19	$53,341	—	—	53,360
Issuance of common stock under employee stock incentive plans	3,000	—	3	—	—	3
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,173	—	—	1,173
Other comprehensive income	—	—	—	74	—	74
Net loss	—	—	—	—	(10,012)	(10,012)
Balance at March 31, 2020	38,176,462	$38	$217,032	$(122)	$(94,294)	$122,654

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2018	19,114,421	$19	$158,176	$(203)	$(49,195)	$108,797
Issuance of common stock under employee stock incentive plans	4,000	—	4	—	—	4
Vesting related to shares of common stock issued pursuant to early exercises	—	—	12	—	—	12
Stock-based compensation expense	—	—	901	—	—	901
Other comprehensive income	—	—	—	73	—	73
Net loss	—	—	—	—	(7,642)	(7,642)
Balance at March 31, 2019	19,118,421	$19	$159,093	$(130)	$(56,837)	$102,145

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,012)	$(7,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	303
Stock-based compensation	1,173	901
Amortization of premiums and discounts on marketable securities	(96)	(359)
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(256)	(282)
Accounts payable, accrued liabilities and other current liabilities	739	560
Operating lease liabilities	(211)	(181)
Net cash used in operating activities	(8,301)	(6,700)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(34)
Purchases of marketable securities	(72,518)	(35,936)
Maturities of marketable securities	33,281	36,946
Net cash (used in) provided by investing activities	(39,330)	976
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants in underwritten offering, net of offering costs	53,365	—
Proceeds from issuance of common stock under employee stock incentive plans	3	4
Net cash provided by financing activities	53,368	4
Effect of exchange rate changes on cash and cash equivalents	(117)	8
Net increase (decrease) in cash and cash equivalents	5,620	(5,712)
Cash and cash equivalents at the beginning of period	14,951	24,182
Cash and cash equivalents at the end of period	$20,571	$18,470
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$10	$12
Purchase of property and equipment in accounts payable	$—	$423
Unpaid offering costs in accrued liabilities	$5	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $94.3 million as of March 31, 2020. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

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

On February 4, 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of its common stock at an exercise price of $0.001 per share (the “February Offering”). The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the public offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Morningside Ventures, together with its affiliate, and certain of the Company’s officers and directors purchased an aggregate of approximately $22.9 million of common stock in the offering.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Annual Report”), and there have been no material changes during the three months ended March 31, 2020.

Basis of Presentation and Consolidation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the Company’s accounts and those of its wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd., which is a proprietary company limited by shares. All intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying financial information as of March 31, 2020 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

We also anticipate that the COVID-19 pandemic will have an impact on the clinical and pre-clinical development timelines for our clinical and pre-clinical programs.  Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the COVID-19 pandemic impacts our business, our pre-clinical and clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the biotechnology industry with development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory feedback regarding our product candidates; delays or problems in the supply of our product candidates; loss of single source suppliers or their failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional technologies or product candidates; clinical development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at fair value.

Marketable Securities

All marketable securities have been classified as “available-for-sale” in accordance with the Company’s investment policy and cash management strategy. Short-term marketable securities mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ deficit until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If a credit loss does exist for available-for-sale debt securities and should be recognized, an allowance will be recorded rather than a write-down of the amortized cost basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s condensed consolidated statements of operations.

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

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) as well as subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The Company adopted the new standard using the modified retrospective approach as of January 1, 2020 and the adoption did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendment of ASU No. 2018-13 removes disclosure requirements from Topic 820 in the areas of: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The Company adopted the new standard as of January 1, 2020 and the adoption did not have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles found in ASC740, Income Taxes. As part of the simplification, along with other exceptions, it removes the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income or a gain from other items. The Company early adopted ASU 2019-20 as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, marketable securities, other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of March 31, 2020 or December 31, 2019.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$20,373	$20,373	$—	$—
U.S. Treasury securities	4,566	4,566	—	—
Commercial paper	38,999	—	38,999	—
Corporate debt securities	13,977	—	13,977	—
U.S. agency bonds	45,237	—	45,237	—
Total	$123,152	$24,939	$98,213	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$14,731	$14,731	$—	$—
U.S. Treasury securities	5,285	5,285	—	—
Commercial paper	15,186	—	15,186	—
Corporate debt securities	17,171	—	17,171	—
U.S. agency bonds	25,613	—	25,613	—
Total	$77,986	$20,016	$57,970	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$20,373	$—	$—	$20,373
U.S. Treasury securities	4,524	42	—	4,566
Commercial paper	38,906	93	—	38,999
Corporate debt securities	14,037	—	(60)	13,977
U.S. agency bonds	45,088	149	—	45,237
Total	$122,928	$284	$(60)	$123,152

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$14,731	$—	$—	$14,731
U.S. Treasury securities	5,285	1	(1)	5,285
Commercial paper	15,174	12	—	15,186
Corporate debt securities	17,168	3	—	17,171
U.S. agency bonds	25,597	16	—	25,613
Total	$77,955	$32	$(1)	$77,986

As of March 31, 2020 and December 31, 2019, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$12,775	$(60)	$—	$—
U.S. Treasury securities	—	—	4,535	(1)
Total	$12,775	$(60)	$4,535	$(1)

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at March 31, 2020. There were no sales of available-for-sale securities in any of the periods presented.

As of March 31, 2020, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities maturing:
In one year or less	$122,928	$123,152
Total available-for-sale securities	$122,928	$123,152

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,666	2,578
Computer equipment	258	253
Total property and equipment	6,192	6,099
Less accumulated depreciation and amortization	(2,061)	(1,817)
Property and equipment, net	$4,131	$4,282

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued preclinical and research costs	$1,654	$1,687
Accrued clinical costs	1,216	1,027
Accrued employee-related costs	961	1,293
Accrued professional services	220	53
Other	151	158
Total accrued liabilities	$4,202	$4,218

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

Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company recorded lease liabilities and ROU asset for its office lease based on the present value of lease payments over the expected lease term. As of March 31, 2020, the weighted average remaining lease term was 4.92 years and the weighted average discount rate used to determine the operating lease liability was 10.0%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

Three months ended March 31, 2020
Cash paid for operating lease liabilities	$211
Operating lease costs	275
Variable lease costs	131

Maturities of lease liabilities as of March 31, 2020 were as follows for the years ending December 31:
2020	$1,128
2021	1,542
2022	1,588
2023	1,635
2024	1,684
Thereafter	282
Total undiscounted lease payments	7,859
Less: imputed interest	(1,706)
Total lease liabilities	$6,153

Operating lease liabilities, current	934
Operating lease liabilities, noncurrent	5,219
Total operating lease liabilities	$6,153

7. Pre-Funded Warrants

On February 4, 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock including the full exercise of the underwriters’ option to purchase additional shares of common stock, and pre-funded warrants to purchase 2,884,615 shares of its common stock. The public offering price of the common stock was $2.60 per share and the public offering price of the pre-funded warrants was $2.599 per underlying share. The net proceeds from the public offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2020, no shares underlying the pre-funded warrants have been exercised.

8. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2020, options to purchase 2,238,092 shares of common stock were outstanding and 1,759,569 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2020 options to purchase 1,832,074 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of March 31, 2020, 26,656 shares of common stock had been issued under the ESPP and 556,568 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. Additional six-month offering periods began on May 16, 2019 and on November 16, 2019.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,107,066	$7.19	8.2	$3,151
Options granted	978,600	$3.30
Options exercised	(3,000)	$0.90		$10
Options cancelled	(12,500)	$22.85
Outstanding at March 31, 2020	4,070,166	$6.21	8.4	$4,796
Vested and exercisable at March 31, 2020	1,677,155	$4.87	7.3	$2,847

The weighted average grant date fair value of options granted during the three months ended March 31, 2020 was $2.32 per share. The aggregate intrinsic value of exercised stock options during the three months ended March 31, 2020 was $10,000. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$464	$447
General and administrative	709	454
Total stock-based compensation expense	$1,173	$901

As of March 31, 2020, the unrecognized stock-based compensation cost and the estimated weighted average amortization period, using the straight-line attribution method, was as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Period (Years)
Employee options	$11,392	2.8
Nonemployee options	18	0.7
Total unrecognized stock-based compensation expense	$11,410

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (years)	5.0 - 5.9	5.9
Expected volatility	83.8 - 87.1%	79.9 - 81.9%
Risk-free interest rate	0.7 - 1.6%	2.4 - 2.6%
Expected dividend yield	—	—

9. Income Taxes

No provision for income taxes was recorded for the three months ended March 31, 2020 and 2019, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016, 2017 and 2018. During the three months ended March 31, 2020 and 2019, the Company utilized $156,000 and 93,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

10. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(10,012)	$(7,642)
Denominator:
Weighted-average shares of common stock outstanding	32,867,597	19,042,524
Net loss per share, basic and diluted	$(0.30)	$(0.40)

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration of common share equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock, pre-funded warrants and common share equivalents outstanding for the period. The pre-funded warrants are included in the computation of basic and diluted net loss per common share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.

Potential dilutive securities, which include, vested and unvested options to purchase common stock and unvested common stock outstanding that were exercised early have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options to purchase common stock	4,070,166	2,755,466
Common stock subject to future vesting	24,733	61,265
Total	4,094,899	2,816,731

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 12, 2020, or the Annual Report.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers, and we are now leveraging its broad therapeutic potential in three Phase 2 clinical trials across five separate autoimmune indications: lupus nephritis (the MISSION trial); autoimmune hemolytic anemia, or AIHA, and immune thrombocytopenia, or ITP (the MARINA trial); and dermatomyositis, or DM, and polymyositis, or PM (the PRESIDIO trial). We are also continuing to enroll patients in the Phase 1b portion of the MISSION trial, a Phase 1b/2 clinical trial in systemic lupus erythematosus, also known as lupus or SLE, and lupus nephritis.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases given the compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases. Based on results from our Phase 1a studies in healthy volunteers and the preliminary results from the Phase 1b portion of the MISSION trial, KZR-616 has largely avoided adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. In addition, we have seen encouraging clinical activity and biomarker data in SLE patients. We intend to develop KZR-616 to address underserved autoimmune diseases. We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to an exclusive license agreement with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc., or Amgen, in June 2015, or the Onyx License Agreement. Patent coverage for KZR-616 extends to at least 2034.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics targeting oncology indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. KZR-261 is undergoing laboratory studies and manufacturing activities in support of an investigational new drug, or IND, application, which we anticipate submitting to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2021 for a Phase 1 clinical trial in solid tumors. We believe this discovery platform has the potential to yield oral small molecule candidates that, if successfully developed and approved, could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations, we have devoted substantially all our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of equity securities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $35.1 million and $10.0 million for the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $94.3 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the ongoing and planned development of KZR-616 and KZR-261;
•	seek to discover and develop additional product candidates;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
•	seek marketing approvals for any current and future product candidates that successfully complete clinical trials;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implement operational, financial and management systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

First Quarter and Other Recent Highlights

On February 4, 2020, we completed an underwritten public offering of 18,965,385 shares of our common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of our common stock at an exercise price of $0.001 per share, or the February Offering. The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the public offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. Our existing stockholder, Morningside Ventures, together with its affiliate, and certain of our officers and directors purchased an aggregate amount of approximately $22.9 million of common stock in the offering.

On May 1, 2020, we appointed Noreen Henig, M.D. as the Company’s Chief Medical Officer. Dr. Henig is a seasoned leader whose career spans clinical practice, academic medicine, translational science, clinical development, medical and regulatory affairs. In this role, Dr. Henig will oversee all aspects of the Company’s clinical development, regulatory and medical affairs.

Statement Regarding the Impacts of COVID-19

In April 2020, we released a statement regarding the effects of the COVID-19 pandemic on our clinical development timelines, business operations and financial position.  Following the global outbreak of COVID-19, we have placed a priority on the health and safety of our employees and those involved with our clinical trials. In early March, we implemented work from home policies for our employees. We have been in close communication with the investigators and site staff participating in our three clinical trials with KZR-616.  While the situation is still rapidly evolving, the feedback we have received from investigators speaks to different degrees of slowdown in clinical activities depending on the nature of the site and its geographic location. For example, some private specialty clinics may be less impacted than large academic medical centers, most of which have been unable to screen new patients as their resources are focused on care for patients with COVID-19.  At this time, our clinical trials with KZR-616 have remained active, as a result of the diversity of our investigator base and an adequate drug supply.

As a result of this slowdown, however, we anticipate delays in our previously anticipated clinical development timelines and data release milestones for KZR-616. The extent of these delays cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q. Going forward, our plan is to work closely with all of our clinical sites to assess COVID-19 impacts and to provide them with guidance for patients to safely continue on study. We expect to provide updates to our clinical development programs and timelines with KZR-616 as we gain more clarity over the coming months. As the Phase 1b portion of MISSION is an open-label clinical trial, we expect to receive additional data from this study during the course of 2020. Our preclinical work with KZR-261 is ongoing, and we currently remain on track to submit an IND application in the first quarter of 2021.

We currently estimate that our cash, cash equivalents and marketable securities as of March 31, 2020 will be sufficient to fund our operations into the third quarter of 2022. We have continued to pay full wages to all of our employees and, accordingly, did not apply for the Paycheck Protection Program loan under the CARES Act. Furthermore, because we have utilized our R&D credits against the employer’s portion of payroll tax under the PATH Act, we are not leveraging the employer payroll tax deferral under the CARES Act. As more information around the ongoing COVID-19 pandemic emerges, we will continue to re-evaluate our operating plans and adjust overall expenses as necessary to further extend our cash runway.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Research and development expenses by program:
KZR-616	$4.9	$4.0
Protein Secretion	2.6	1.9
Total research and development expenses	$7.5	$5.9

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
(dollars in millions)	2020	2019	$ Change
Operating expenses:
Research and development	$7.5	$5.9	$1.6
General and administrative	3.0	2.4	0.6
Total operating expenses	10.5	8.3	2.2
Loss from operations	(10.5)	(8.3)	(2.2)
Interest income	0.5	0.7	(0.2)
Net loss	$(10.0)	$(7.6)	$(2.4)

Research and Development Expenses

Research and development expenses increased by $1.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to an increase of $0.2 million in clinical expenses related to the advancement of the KZR-616 clinical program, an increase of $0.4 million in preclinical and manufacturing expenses related to the Protein Secretion program and an increase of $0.7 million in personnel expenses due to an increase in headcount and salaries. In addition, the Australian Research and Development Tax Incentive credit earned for the three months ended March 31, 2020 decreased by $0.3 million compared to the same period in 2019, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to an increase of $0.3 million in personnel expenses due to an increase in headcount and salaries and an increase of $0.3 million in stock-based compensation.

Liquidity and Capital Resources

Overview

On February 4, 2020, we completed an underwritten public offering of 18,965,385 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of our common stock at an exercise price of $0.001 per share, or the February Offering. The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the public offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.

Since our inception and through March 31, 2020, we have raised an aggregate of $204.2 million to fund our operations, including $77.7 million from our IPO in June 2018. As of March 31, 2020, we had $20.6 million in cash and cash equivalents and $102.8 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of March 31, 2020, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was eleven months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $10.0 million for the three months ended March 31, 2020, and we had an accumulated deficit of $94.3 million as of March 31, 2020.

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

We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(8.3)	$(6.7)
Net cash (used in) provided by investing activities	(39.3)	1.0
Net cash provided by financing activities	53.4	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$5.6	$(5.7)

Cash Flows from Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $8.3 million, which consisted of a net loss of $10.0 million and a net change of $0.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $1.4 million. The non-cash charges consisted of $0.4 million for depreciation and amortization and $1.2 million for stock-based compensation expense, offset by $0.1 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $0.3 million in prepaid expenses and other current assets and a decrease of $0.2 million in operating lease liabilities, offset by an increase of $0.7 million in accounts payable and accrued expenses due to timing of payments and increased clinical, preclinical and manufacturing expenditures.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $39.3 million for the three months ended March 31, 2020, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.1 million during the three months ended March 31, 2020.

Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2019, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $34,000 during the three months ended March 31, 2019.

Cash Flows from Financing Activities

Net cash provided by financing for the three months ended March 31, 2020 consisted of $53.4 million of net proceeds received from the February Offering, and $3,000 from the issuance of common stock pursuant to our employee equity plans.

During the three months ended March 31, 2019, cash provided by financing activities was $4,000, consisting of proceeds from the issuance of common stock pursuant to our employee equity plans.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we intend to rely on such exemptions, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2023 or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $123.4 million as of March 31, 2020, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2020, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was eleven months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.2 million of our cash balance was located in Australia as of March 31, 2020. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic may cause disruptions to our business.

The novel strain of coronavirus, SARS-CoV-2, causing COVID-19, has been declared a pandemic by the World Health Organization, and has resulted in worldwide travel and other restrictions to reduce the spread of the disease, including state and local orders across the United States, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations and prohibit gatherings and non-essential travel. In prioritizing the health and safety of our employees and in response to these public health directives, we implemented a work-from-home policy in March 2020 for all of our employees and ceased all work-related travel. The cumulative effect of the executive orders, the shelter-in-place orders and our work-from-home policy may disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations, as well as the duration of the COVID-19 pandemic. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Shelter-in-place, quarantines and similar government orders related to COVID-19 may adversely impact our business operations, as well as contract research organizations that support our clinical trials and third-party manufacturing facilities. In particular, the contract manufacturing organizations, or CMOs, which we use to supply our product candidates or materials necessary to manufacture our product candidates are located in the United States and other countries significantly affected by COVID-19.  Should any of these vendors experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing our preclinical studies and clinical trials as a result. Currently, however, we do not expect a material impact on the clinical supply of our product candidates.

The spread of COVID-19 has caused a broad impact globally and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The extent to which it impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries, and business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic could negatively affect our ability to enroll and conduct our clinical trials.

Our clinical trials will be affected by the COVID-19 pandemic. As a result of the current demands on our healthcare system relating to COVID-19, we anticipate delays in our previously anticipated clinical development timelines and data release milestones for KZR-616. Clinical site initiation and patient enrollment will be delayed due to prioritizing hospital resources for the treatment of patients with COVID-19. The patients in our clinical trials may not be able to comply with clinical trial protocols if shelter-in-place orders impede travel and mobility or interrupt healthcare services. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. We may also experience the following adverse impacts:

•	delays or difficulties enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators;
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
•

the perceived risk by investigators, patients or institutional review boards, or IRBs, of participating in a clinical trial of KZR-616, a selective immunoproteasome inhibitor, due to the effects of COVID-19 and/or KZR-616 on the immune system;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	non-compliance or withdrawal of consent by patients due to limitations on travel to clinical trial sites or other reasons; and
•	interruptions in clinical drug supply due delays in manufacturing, drug substance or drug product shipments from CMOs to depot centers and from depot centers to clinical trial sites.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $35.1 million for the year ended December 31, 2019 and $10.0 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $94.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and planned development of KZR-616 and KZR-261;
•	seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	seek marketing approvals for KZR-616, KZR-261 and any future product candidates that successfully complete clinical trials;

•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
•	implement operational, financial, management and compliance systems;
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
•	incur additional legal, accounting and other expenses associated with operating as a public company.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of and obtain the regulatory approvals necessary to commercialize KZR-616, KZR-261 and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:

•	timely and successfully completing preclinical and clinical development of KZR-616, KZR-261 and any future product candidates;
•	obtaining regulatory approvals for KZR-616, KZR-261 and any future product candidates for which we successfully complete clinical trials;
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

Our operations have consumed substantial amounts of cash since our inception. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to develop and potentially commercialize our product candidates, in addition to costs associated with the acquisition or in-licensing of any additional product candidates we may pursue. Our expenses could increase beyond expectations if the FDA or other regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $123.4 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In July 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-232542) that allows us to sell up to an aggregate of $150 million of our securities, which includes up to $50.0 million designated in the prospectus supplement for an at-the-market offering program, or ATM program. As of March 31, 2020, we have $93.2 million available under our shelf registration statement, including $50.0 million available pursuant to our ATM program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be subject to limitation.

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law.  Our NOLs generated in tax years ending on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law.  Our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Changes in tax laws or regulations could materially adversely affect our company.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

In addition, the FDA and comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In addition, due to the ongoing COVID-19 pandemic, we could also experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, as a result of the current demands on our healthcare system relating to the COVID-19 pandemic, we anticipate delays in our previously anticipated clinical development timelines and data release milestones for KZR-616. Moreover, once these clinical trials begin, circumstances may arise that could result in suspending or terminating such clinical trials. We may experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

•	allocation of hospital and healthcare resources to focus on care and treatment of patients with COVID-19 and away from conducting clinical trials;
•

interruptions in our business as a result of the COVID-19 outbreak, such as restrictions on travel and meetings with clinical trial sites and investigators, as well as potential disruptions in our product supply chain;

•

failure to recruit suitable patients to participate in a clinical trial, enrollment in these clinical trials may be slower than we anticipate, and participants may drop out during the course of these trials at a higher rate than we anticipate or fail to return for post-treatment follow-up because of the COVID-19 pandemic;

•	delays in reaching a consensus with the FDA and other regulatory authorities on the design of our clinical trials;
•	the number of patients required for clinical trials to produce statistically meaningful data may be larger than we anticipate;
•	the costs of clinical trials of our product candidates may be greater than we anticipate;
•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

the perceived risk by investigators, patients or IRBs of participating in a clinical trial of KZR-616, a selective immunoproteasome inhibitor, due to the effects of COVID-19 and/or KZR-616 on the immune system;

•	delays in identifying and recruiting suitable clinical investigators or reaching agreement on acceptable terms with prospective clinical trial sites;
•	clinical trials of our product candidates may produce negative or inconclusive results;
•

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	failure to perform our clinical trials in accordance with current Good Clinical Practice, or cGCP, or regulations required by the FDA or other regulatory authorities;
•	delays in manufacturing, testing, releasing, validating and shipping stable quantities of our product candidates for our clinical trial sites;
•	changes in regulatory requirements and guidance or other unforeseen regulatory developments that require amending or submitting new clinical protocols;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•	business interruptions resulting from geo-political actions, war, terrorism, natural disasters or public health epidemics.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis, polymyositis, autoimmune hemolytic anemia and immune thrombocytopenia, and in the future may evaluate other rare autoimmune indications.  If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of KZR-616 and any future product candidates. For KZR-261, we expect to file an IND application for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as COVID-19 may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Over time, our business strategy may include entering into product development collaborations, including strategic collaborations with major biotechnology or pharmaceutical companies. We cannot predict what form such a strategic collaboration might take. We face significant competition in seeking appropriate strategic collaborators, and the negotiation process can be complicated and time consuming. The COVID-19 pandemic could also impact our ability to do in-person due diligence, negotiations and other interactions to identify new development collaboration opportunities. Even if we are successful in our efforts to establish new development collaborations, the terms of such collaborations may not be favorable to us. Entering into future collaborations could subject us to a number of risks, including:

•	we may be required to relinquish important rights to and control over the development and commercialization of our product candidates;
•	we may be required to undertake the expenditure of substantial operational, financial and management resources;
•	we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
•	we may be required to assume substantial actual or contingent liabilities;
•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•	strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed. Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

If we seek approval of our product candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

•	different regulatory requirements for approval of therapies in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, war, terrorism, natural disasters and public health epidemics.

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

There remain judicial and Congressional challenges to certain provisions of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall.  It is unclear how this litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Medicare Quality Payment Program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that PPACA- qualified health plan issuers may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

Risks Related to Our Dependence on Third Parties

We will rely on third parties to manufacture clinical and commercial supplies of KZR-616, KZR-261 and any future product candidates.

We do not own or operate facilities for drug manufacturing, testing, storage or distribution. We are dependent on third parties to manufacture the clinical supplies of our product candidates. Any significant delay in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials. In particular, our CMOs may experience business interruptions as a result of shelter-in-place orders or other impacts due to the ongoing COVID-19 pandemic, which would potentially impact our product supply chains and clinical trials. We are completely dependent on our CMOs for compliance with cGMP for manufacture of both active drug substances and finished drug products, and the quality system regulation, or QSR, applicable to the self-administered dual-chamber system for KZR-616. If our CMOs cannot successfully manufacture active drug substances and finished drug product that conform to our specifications and the strict regulatory requirements of the FDA and other regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. Our ability to audit the facilities of our CMOs and other vendors will be interrupted by COVID-19-related travel restrictions. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our timelines and ability to develop, obtain regulatory approval for or market our product candidates, if approved.

The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA for any of our product candidates. We also expect to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization.

Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	inability to meet our product specifications and quality requirements consistently;
•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•	our third-party manufacturers may fail to comply with cGMP and other inspections by the FDA or other comparable regulatory authorities;
•	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	reliance on single sources for drug components;
•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•	our third-party manufacturers may not devote sufficient resources to our product candidates;
•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•	carrier disruptions or increased costs that are beyond our control.

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

Our reliance on third parties to conduct clinical trials results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Our CROs and other third parties may experience business interruptions as a result of shelter-in-place orders or other impacts due to the ongoing COVID-19 pandemic. In addition, such parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;

•	not devote sufficient time and resources to our clinical trials;
•	experience regulatory compliance issues; or
•	undergo changes in priorities or become financially distressed.

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

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may prevent us from fully exploiting our product candidates or technologies.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. In addition, due to the COVID-19 pandemic, we have enabled substantially all of our employees to work remotely, which may make us more vulnerable to cyberattacks. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations or result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, outbreak of regional or global pandemic diseases such as the ongoing COVID-19 outbreak, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

•	the commencement, enrollment or results of our planned or future clinical trials of KZR-616, KZR-261 and any future product candidates;
•	the clinical or commercial success of competitive drugs, therapies or technologies;
•	regulatory or legal developments in the United States and other countries;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for our technologies;
•	failure or discontinuation of any of our clinical development or research programs;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our product candidates and clinical development or research programs;
•	our ability to discover, develop and broaden our pipeline beyond our current product candidates;
•	commencement or termination of collaborations for our research and development programs;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	our inability to obtain or delays in manufacturing adequate supply for our clinical trials or the inability to do so at acceptable costs;
•	significant lawsuits, including patent or stockholder litigation or products liability claims;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	announcement, expectation or completion of additional financing efforts;

•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of the ongoing COVID-19 pandemic; and
•	investors’ general perception of us and our business.

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

Based upon our shares of our common stock outstanding as of March 31, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 53% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC and smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. As of March 31, 2020, we have used approximately $49.4 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
10.1	Executive Employment Agreement, between the Company and Vassiliki Economides, dated January 14, 2020.
10.2	Executive Employment Agreement, between the Company and Noreen Henig, M.D., dated April 25, 2020.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

Date: May 7, 2020	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)