Form 10-Q
period 2020-06-30
Kezar Life Sciences, Inc.
filed 2020-08-06
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 46,256,284 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$17,296	$14,951
Marketable securities	140,175	63,255
Prepaid expenses	1,780	1,878
Other current assets	1,312	1,048
Total current assets	160,563	81,132
Property and equipment, net	3,902	4,282
Operating lease right-of-use asset	3,576	3,817
Other assets	282	282
Total assets	$168,323	$89,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,007	$823
Accrued liabilities	3,027	4,218
Operating lease liabilities, current	969	900
Other liabilities, current	42	62
Total current liabilities	5,045	6,003
Operating lease liabilities, noncurrent	4,960	5,464
Total liabilities	10,005	11,467
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2020 (unaudited) and December 31, 2019; 45,826,798 and 19,208,077 shares issued and outstanding as of June 30, 2020 (unaudited) and December 31, 2019, respectively	46	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2020 (unaudited) and December 31, 2019	—	—
Additional paid-in capital	262,041	162,505
Accumulated other comprehensive income(loss)	25	(196)
Accumulated deficit	(103,794)	(84,282)
Total stockholders' equity	158,318	78,046
Total liabilities and stockholders' equity	$168,323	$89,513

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,148	$6,925	$14,605	$12,852
General and administrative	2,705	2,430	5,726	4,812
Total operating expenses	9,853	9,355	20,331	17,664
Loss from operations	(9,853)	(9,355)	(20,331)	(17,664)
Interest income	353	637	819	1,304
Net loss	$(9,500)	$(8,718)	$(19,512)	$(16,360)
Net loss per common share, basic and diluted	$(0.22)	$(0.46)	$(0.51)	$(0.86)
Weighted-average shares used to compute net loss per common share, basic and diluted	42,936,991	19,073,830	37,902,294	19,058,263

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(9,500)	$(8,718)	$(19,512)	$(16,360)
Other comprehensive income (loss)
Foreign currency translation adjustments	97	(49)	(20)	(41)
Unrealized gain on marketable securities	50	23	241	88
Total other comprehensive income (loss), net of tax	147	(26)	221	47
Comprehensive loss	$(9,353)	$(8,744)	$(19,291)	$(16,313)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2019	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,447	18,965,385	19	$53,341	—	—	53,360
Issuance of common stock under employee stock incentive plans	3,000	—	3	—	—	3
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,173	—	—	1,173
Other comprehensive income	—	—	—	74	—	74
Net loss	—	—	—	—	(10,012)	(10,012)
Balance at March 31, 2020	38,176,462	$38	$217,032	$(122)	$(94,294)	$122,654
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,087	7,590,909	8	43,655	—	—	43,663
Issuance of common stock under employee stock incentive plans	59,427	—	125	—	—	125
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,219	—	—	1,219
Other comprehensive income	—	—	—	147	—	147
Net loss	—	—	—	—	(9,500)	(9,500)
Balance at June 30, 2020	45,826,798	$46	$262,041	$25	$(103,794)	$158,318
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2018	19,114,421	$19	$158,176	$(203)	$(49,195)	$108,797
Issuance of common stock under employee stock incentive plans	4,000	—	4	—	—	4
Vesting related to shares of common stock issued pursuant to early exercises	—	—	12	—	—	12
Stock-based compensation expense	—	—	901	—	—	901
Other comprehensive income	—	—	—	73	—	73
Net loss	—	—	—	—	(7,642)	(7,642)
Balance at March 31, 2019	19,118,421	$19	$159,093	$(130)	$(56,837)	$102,145
Issuance of common stock under employee stock incentive plans	14,224	—	180	—	—	180
Vesting related to shares of common stock issued pursuant to early exercises	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,009	—	—	1,009
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(8,718)	(8,718)
Balance at June 30, 2019	19,132,645	$19	$160,295	$(156)	$(65,555)	$94,603

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,512)	$(16,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	731	628
Stock-based compensation	2,392	1,910
Amortization of premiums and discounts on marketable securities	(183)	(695)
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(166)	(440)
Accounts payable, accrued liabilities and other current liabilities	(1,219)	919
Operating lease liabilities	(435)	(374)
Net cash used in operating activities	(18,392)	(14,412)
Cash flows from investing activities:
Purchases of property and equipment	(110)	(523)
Purchases of marketable securities	(143,780)	(59,255)
Maturities of marketable securities	67,284	62,896
Net cash (used in) provided by investing activities	(76,606)	3,118
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants in underwritten offerings, net of offering costs	97,235	—
Proceeds from issuance of common stock under employee stock incentive plans	128	184
Net cash provided by financing activities	97,363	184
Effect of exchange rate changes on cash and cash equivalents	(20)	(41)
Net increase (decrease) in cash and cash equivalents	2,345	(11,151)
Cash and cash equivalents at the beginning of period	14,951	24,182
Cash and cash equivalents at the end of period	$17,296	$13,031
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$20	$25
Purchase of property and equipment in accounts payable	$—	$23
Unpaid offering costs in accrued liabilities	$212	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $103.8 million as of June 30, 2020. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In July 2019, the Company entered into an Open Market Sale Agreement SM (the “ATM Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could offer and sell, from time to time at its sole discretion through Jefferies, as its sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. The ATM Agreement was terminated in June 2020. Prior to the termination, the Company did not sell any shares of its common stock pursuant to the ATM Agreement. Accordingly, the $50.0 million of securities unsold pursuant to the ATM Agreement became available for issuance on the Company’s shelf registration statement on Form S-3 (File No. 333-232542).

On February 4, 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of its common stock at an exercise price of $0.001 per share (the “February Offering”). The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the February offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Morningside Ventures Investments Ltd, together with its affiliate, and certain of the Company’s officers and directors purchased an aggregate of approximately $22.9 million of common stock in the offering.

On June 11, 2020, the Company completed an underwritten public offering of 7,590,909 shares of its common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of its common stock at an exercise price of $0.001 per share (the “June Offering”). The public offering price of our common stock was $5.50 per share and the public offering price of each pre-funded warrant was $5.499 per underlying share. The net proceeds from the June Offering were approximately $43.7 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. In July 2020, the underwriters exercised an option to purchase an additional 427,707 shares of common stock, for net proceeds of approximately $2.2 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Equal Talent Investments Limited, an affiliate of Morningside Venture Investments Ltd, and one of the Company’s directors purchased an aggregate of approximately $8.5 million of common stock in the June Offering.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Annual Report”), and there have been no material changes during the six months ended June 30, 2020.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying financial information as of June 30, 2020 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of June 30, 2020 or December 31, 2019.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$17,100	$17,100	$—	$—
U.S. Treasury securities	75,788	75,788	—	—
Commercial paper	30,906	—	30,906	—
Corporate debt securities	14,056	—	14,056	—
U.S. agency bonds	19,425	—	19,425	—
Total	$157,275	$92,888	$64,387	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$14,731	$14,731	$—	$—
U.S. Treasury securities	5,285	5,285	—	—
Commercial paper	15,186	—	15,186	—
Corporate debt securities	17,171	—	17,171	—
U.S. agency bonds	25,613	—	25,613	—
Total	$77,986	$20,016	$57,970	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$17,100	$—	$—	$17,100
U.S. Treasury securities	75,761	28	(1)	75,788
Commercial paper	30,791	115	—	30,906
Corporate debt securities	13,965	91	—	14,056
U.S. agency bonds	19,385	40	—	19,425
Total	$157,002	$274	$(1)	$157,275

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Financial Assets
Money market funds	$14,731	$—	$—	$14,731
U.S. Treasury securities	5,285	1	(1)	5,285
Commercial paper	15,174	12	—	15,186
Corporate debt securities	17,168	3	—	17,171
U.S. agency bonds	25,597	16	—	25,613
Total	$77,955	$32	$(1)	$77,986

As of June 30, 2020 and December 31, 2019, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$8,117	$(1)	$4,535	$(1)
Total	$8,117	$(1)	$4,535	$(1)

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at June 30, 2020. There were no sales of available-for-sale securities in any of the periods presented.

As of June 30, 2020, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities maturing:
In one year or less	$157,002	$157,275
Total available-for-sale securities	$157,002	$157,275

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,666	2,578
Computer equipment	275	253
Total property and equipment	6,209	6,099
Less accumulated depreciation and amortization	(2,307)	(1,817)
Property and equipment, net	$3,902	$4,282

Depreciation expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued preclinical and research costs	$759	$1,687
Accrued clinical costs	825	1,027
Accrued employee-related costs	973	1,293
Accrued professional services	296	53
Other	174	158
Total accrued liabilities	$3,027	$4,218

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

Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company recorded lease liabilities and ROU asset for its office lease based on the present value of lease payments over the expected lease term. As of June 30, 2020, the weighted average remaining lease term was 4.67 years and the weighted average discount rate used to determine the operating lease liability was 10.0%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020
Cash paid for operating lease liabilities	$224	$435
Operating lease costs	275	550
Variable lease costs	81	212

Maturities of lease liabilities as of June 30, 2020 were as follows for the years ending December 31:
2020		$752
2021		1,542
2022		1,588
2023		1,635
2024		1,684
Thereafter		282
Total undiscounted lease payments		7,483
Less: imputed interest		(1,554)
Total lease liabilities		$5,929

Operating lease liabilities, current		969
Operating lease liabilities, noncurrent		4,960
Total operating lease liabilities		$5,929

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

On June 11, 2020, the Company completed an underwritten public offering of 7,590,909 shares of its common stock and pre-funded warrants to purchase 909,091 shares of its common stock. The public offering price of the common stock was $5.50 per share and the public offering price of the pre-funded warrants was $5.499 per underlying share. The net proceeds from the public offering were approximately $43.7 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of June 30, 2020, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of the date identified.

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying warrants as of June 30, 2020
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

8. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2020, options to purchase 2,648,968 shares of common stock were outstanding and 1,348,693 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2020 options to purchase 1,829,074 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of June 30, 2020, 83,083 shares of common stock had been issued under the ESPP and 500,141 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2020.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,107,066	$7.19	8.2	$3,151
Options granted	1,389,476	$3.76
Options exercised	(6,000)	$0.90		$22
Options cancelled	(12,500)	$22.85
Outstanding at June 30, 2020	4,478,042	$6.09	8.3	$7,229
Vested and exercisable at June 30, 2020	1,950,185	$5.26	7.3	$4,066

The weighted average grant date fair value of options granted during the six months ended June 30, 2020 was $2.68 per share. The aggregate intrinsic value of exercised stock options during the three and six months ended June 30, 2020 was $12,000 and $22,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$518	$470	$982	$917
General and administrative	701	539	1,410	993
Total stock-based compensation expense	$1,219	$1,009	$2,392	$1,910

As of June 30, 2020, the unrecognized stock-based compensation cost was $11.7 million with an estimated weighted average amortization period of 2.7 years

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (years)	5.5 - 6.0	5.9	5.0 - 6.0	5.9
Expected volatility	88.1 - 90.8%	78.7 - 81.3%	83.8 - 90.8%	78.7 - 81.9%
Risk-free interest rate	0.4 - 0.5%	1.9 - 2.4%	0.4 - 1.6%	1.9 - 2.6%
Expected dividend yield	—	—	—	—

9. Income Taxes

No provision for income taxes was recorded for the three and six months ended June 30, 2020 and 2019, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016, 2017, 2018 and 2019. During the three and six months ended June 30, 2020, the Company utilized $108,000 and $264,000, respectively, of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, compared to $79,000 and $172,000 for the three and six months ended June 30, 2019, respectively. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

10. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(9,500)	$(8,718)	$(19,512)	$(16,360)
Denominator:
Weighted-average shares of common stock outstanding	42,936,991	19,073,830	37,902,294	19,058,263
Net loss per share, basic and diluted	$(0.22)	$(0.46)	$(0.51)	$(0.86)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
Stock options to purchase common stock	4,478,042	2,875,446
Common stock subject to future vesting	19,441	45,287
Total	4,497,483	2,920,733

11. Subsequent Event

In July 2020, the Company issued an additional 427,707 shares of common stock, pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock in the June Offering, for net proceeds of approximately $2.2 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.

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

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers, and we are now leveraging its broad therapeutic potential in Phase 2 clinical trials in severe autoimmune diseases of high unmet need. We are also enrolling the final cohort of patients in the Phase 1b portion of the MISSION trial, a Phase 1b/2 clinical trial in systemic lupus erythematosus, also known as lupus or SLE, and lupus nephritis.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases given the compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases. Based on results from our Phase 1a studies in healthy volunteers and the preliminary results from the Phase 1b portion of the MISSION trial, KZR-616 has largely avoided adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. In addition, we have seen encouraging clinical activity and biomarker data in SLE patients and in two of two patients with active lupus nephritis. We intend to develop KZR-616 to address underserved autoimmune diseases. We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to an exclusive license agreement with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc., or Amgen, in June 2015, or the Onyx License Agreement. Patent coverage for KZR-616 extends to at least 2034.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics targeting oncology indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. KZR-261 is undergoing preclinical studies and manufacturing activities in support of an investigational new drug, or IND, application, which we anticipate submitting to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2021 for a Phase 1 clinical trial in solid tumors. We believe this discovery platform has the potential to yield oral small molecule candidates that, if successfully developed and approved, could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations, we have devoted substantially all our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of equity securities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $35.1 million and $19.5 million for the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of $103.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Second Quarter and Other Recent Highlights

On June 3, 2020, we provided updated preliminary results from the Phase 1b portion of the MISSION trial of KZR-616. Among patients completing treatment, improvements (decrease in score) were observed across seven measures of disease activity in a majority of patients from baseline to week 13, and improvement in disease activity persisted following the end-of-treatment. Additionally, step-up dosing to 60 mg of KZR-616 improved overall tolerability, including the mitigation of early dose effects of nausea and vomiting. Most treatment emergent adverse events, or TEAEs, have been mild or moderate and were found to occur early in treatment and diminish with later doses. The most common TEAEs were transient injection site reactions. There have been no clinically significant laboratory adverse events observed in the Phase 1b portion of the trial. Two SLE patients with biopsy-proven proliferative lupus nephritis were included in the Phase 1b portion of MISSION.  Following treatment with KZR-616, both patients showed a greater than 50% reduction in proteinuria as measured by urine protein to creatinine ratio, or UPCR, as well as reductions in SLEDAI (Systemic Lupus Erythematosus Disease Activity Index) and reductions in anti-dsDNA (double-stranded DNA) antibody levels.

On June 11, 2020, we completed an underwritten public offering of 7,590,909 shares of our common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of our common stock at an exercise price of $0.001 per share, or the June Offering. The public offering price of our common stock was $5.50 per share and the public offering price of the pre-funded warrants was $5.499 per underlying share. The net proceeds from the public offering were approximately $43.7 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. Our existing stockholder, Equal Talent Investments Limited, an affiliate of Morningside Venture Investments Ltd, and one of our directors purchased an aggregate amount of approximately $8.5 million of common stock in the June Offering. In July 2020, we issued an additional 427,707 shares of common stock, pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock, for net proceeds of approximately $2.2 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.

Impacts of COVID-19 and Clinical Development Updates

Following the global outbreak of COVID-19, we have placed a priority on the health and safety of our employees and those involved with our clinical trials. In March, we implemented remote working policies for our employees, which have continued through the date of this report. We have been in close communication with the investigators and site staff participating in our clinical trials with KZR-616.  While the situation is still rapidly evolving, the feedback we have received from investigators speaks to different degrees of slowdown in clinical activities depending on the nature of the site and its geographic location. For example, some private specialty clinics have been less impacted than large academic medical centers, most of which have been unable to screen new patients as their resources are focused on care for patients with COVID-19.  As a result of this slowdown, we anticipate delays in our previously anticipated clinical development timelines and data release milestones for KZR-616. The extent of these delays cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q.

We have been working closely with all of our clinical sites to assess COVID-19 impacts and to provide them with guidance for patients to safely continue on study. Based upon the updated results from the Phase 1b portion of MISSION and the recent slowdown in recruitment and enrollment activities across our clinical trials due to the COVID-19 pandemic, we have been actively reviewing and adapting some of our clinical trial plans in order to optimize the development pathway for KZR-616. Based on the positive safety and tolerability, pharmacology, and clinical activity results seen to date with KZR-616, we are focusing our development efforts on subcutaneous once-weekly dosing at 45 mg and 60 mg.

We have amended the clinical trial protocol for the Phase 2 portion of the MISSION clinical trial to expedite the advancement of KZR-616 into the next phase of development. This trial is now open for enrollment under the new amendment. The primary endpoint has been changed from safety and tolerability to an efficacy endpoint of renal response measured by 50% or greater reduction in UPCR at six months, which has been observed to be predictive of long-term outcomes in patients with lupus nephritis. Additionally, the inclusion/exclusion criteria have been expanded to include patients with lupus nephritis with histologic Class III or IV +/- Class V being treated with current standard-of-care regardless of background therapy. The clinical trial is expected to enroll 20 patients and is open-label with a single treatment arm evaluating a 60 mg dose (with first dose of 30 mg) of KZR-616 administered subcutaneously once weekly for 24 weeks. A 12-month extension study is also being planned. Interim data are expected in late 2021. Upon the successful completion of the Phase 2 portion of MISSION, we intend to initiate a robust late-stage randomized placebo-controlled trial in patients with active, proliferative lupus nephritis.

The Phase 2 PRESIDIO trial of KZR-616 in dermatomyositis and polymyositis continues to enroll.  A 12-month open-label extension study is being planned and will be available for patients completing the trial.

The Phase 2 MARINA trial in autoimmune hemolytic anemia, or AIHA, and immune thrombocytopenia, or ITP, has been withdrawn. Despite the strong interest from investigators and the patient community, a combination of COVID-related slowdowns in screening activities and the need to amend the study protocol to reduce high screen failure rates factored into this decision. No new clinical data has informed this decision. We continue to believe that KZR-616 has the potential to be effective in autoimmune cytopenias, such as AIHA and ITP, supported by the likely role of the immunoproteasome in these serious diseases.  Data from the clinical development of KZR-616 in other indications will inform the optimal strategy for the development of this product candidate in these indications.

Our preclinical and manufacturing work with KZR-261 is ongoing, and we remain on track to submit an IND application in the first quarter of 2021.

We did not apply for the Paycheck Protection Program loan under the CARES Act. Furthermore, because we have utilized our R&D credits against the employer’s portion of payroll tax under the PATH Act, we are not leveraging the employer payroll tax deferral under the CARES Act. As more information around the ongoing COVID-19 pandemic emerges, we will continue to re-evaluate our operating plans and adjust overall expenses as necessary to further extend our cash runway.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Research and development expenses by program:
KZR-616	$4.0	$4.5	$8.9	$8.6
Protein Secretion	3.1	2.4	5.7	4.3
Total research and development expenses	$7.1	$6.9	$14.6	$12.9

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
(dollars in millions)	2020	2019	$ Change
Operating expenses:
Research and development	$7.1	$6.9	$0.2
General and administrative	2.7	2.4	0.3
Total operating expenses	9.8	9.3	0.5
Loss from operations	(9.8)	(9.3)	(0.5)
Interest income	0.3	0.6	(0.3)
Net loss	$(9.5)	$(8.7)	$(0.8)

Research and Development Expenses

Research and development expenses increased by $0.2 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily due to an increase of $0.3 million in preclinical expenses related to the Protein Secretion program and an increase of $0.8 million in personnel expenses due to an increase in headcount and salaries, partially offset by a decrease of $0.7 million in manufacturing expenses mainly due to the completion of KZR-616 manufacturing in 2019 and a decrease of $0.3 million in supplies and clinical expenses driven by the slowdown in research and clinical activities due to COVID-19. In addition, the Australian Research and Development Tax Incentive credit earned for the three months ended June 30, 2020 decreased by $0.1 million compared to the same period in 2019, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily due to an increase of $0.2 million in stock-based compensation and an increase of $0.1 million in personnel expenses due to an increase in headcount and salaries.

Interest Income

Interest income decreased by $0.3 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was due to lower interest rates.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
(dollars in millions)	2020	2019	$ Change
Operating expenses:
Research and development	$14.6	$12.9	$1.7
General and administrative	5.7	4.8	0.9
Total operating expenses	20.3	17.7	2.6
Loss from operations	(20.3)	(17.7)	(2.6)
Interest income	0.8	1.3	(0.5)
Net loss	$(19.5)	$(16.4)	$(3.1)

Research and Development Expenses

Research and development expenses increased by $1.7 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily due to an increase of $0.5 million in preclinical expenses related to the Protein Secretion program and an increase of $1.6 million in personnel expenses due to an increase in headcount and salaries, partially offset by a decrease of $0.5 million in manufacturing expenses mainly due to the completion of KZR-616 manufacturing runs in 2019 and a decrease of $0.3 million in supplies driven by the slowdown in research activities from COVID-19. In addition, the Australian Research and Development Tax Incentive credit earned for the six months ended June 30, 2020 decreased by $0.4 million compared to the same period in 2019, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily due to an increase of $0.4 million in personnel expenses due to an increase in headcount and salaries and an increase of $0.5 million in stock-based compensation.

Interest Income

Interest income decreased by $0.5 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was due to lower interest rates.

Liquidity and Capital Resources

Overview

On June 11, 2020, we completed the June Offering, whereby we issued and sold in an underwritten public offering 7,590,909 shares of our common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of our common stock at an exercise price of $0.001 per share. The public offering price of our common stock was $5.50 per share and the public offering price of the pre-funded warrants was $5.499 per underlying share. The net proceeds from the June Offering were approximately $43.7 million after deducting underwriting discounts and commissions and other offering expenses paid by us. In July, the underwriters exercised an option to purchase an additional 427,707 shares of common stock, for net proceeds of approximately $2.2 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.

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

Since our inception and through June 30, 2020, we have raised an aggregate of $248.0 million to fund our operations. As of June 30, 2020, we had $17.3 million in cash and cash equivalents and $140.2 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of June 30, 2020, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $9.5 million and $19.5 million for the three and six months ended June 30, 2020, and we had an accumulated deficit of $103.8 million as of June 30, 2020.

In July 2019, we entered into an Open Market Sale Agreement SM, or ATM Agreement, with Jefferies LLC, or Jefferies, under which we could offer and sell, from time to time at our sole discretion through Jefferies, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. The ATM Agreement was terminated in June 2020. Prior to the termination, we did not sell any shares of our common stock pursuant to the ATM Agreement. Accordingly, the $50.0 million of securities unsold pursuant to the ATM Agreement became available for issuance on our shelf registration statement on Form S-3 (File No. 333-23542).

We believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(18.4)	$(14.4)
Net cash (used in) provided by investing activities	(76.6)	3.1
Net cash provided by financing activities	97.4	0.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2.3	$(11.2)

Cash Flows from Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $18.4 million, which consisted of a net loss of $19.5 million and a net change of $1.8 million in our net operating assets and liabilities, adjusted by non-cash charges of $2.9 million. The non-cash charges consisted of $0.7 million for depreciation and amortization and $2.4 million for stock-based compensation expense, offset by $0.2 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $0.2 million in prepaid expenses and other current assets, a decrease of $0.4 million in operating lease liabilities and a decrease of $1.2 million in accounts payable and accrued expenses due to timing of payments and decreased research and manufacturing expenditures.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $76.6 million for the six months ended June 30, 2020, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.1 million during the six months ended June 30, 2020.

Net cash provided by investing activities was $3.1 million for the six months ended June 30, 2019, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $0.5 million during the six months ended June 30, 2019.

Cash Flows from Financing Activities

Net cash provided by financing for the six months ended June 30, 2020 was $97.4 million, which consisted of $97.2 million of net proceeds received from the underwritten public offerings and $0.1 million from the issuance of common stock pursuant to our employee equity plans.

During the six months ended June 30, 2019, cash provided by financing activities was $0.2 million, consisting of proceeds from the issuance of common stock pursuant to our employee equity plans.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $157.5 million as of June 30, 2020, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2020, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.2 million of our cash balance was located in Australia as of June 30, 2020. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•	delays or difficulties enrolling and retaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators;
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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $35.1 million for the year ended December 31, 2019 and $19.5 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $103.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $157.5 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In July 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-232542) that allows us to sell up to an aggregate of $150 million of our securities. As of July 31, 2020, we had $44.1 million available under our shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis and polymyositis, and in the future may evaluate other rare autoimmune indications.  If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of KZR-616 and any future product candidates. For KZR-261, we expect to file an IND application for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as COVID-19 may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:

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

•

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians, as defined by such law,  and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Medicare Quality Payment Program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs the Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors regarding certain discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell KZR-616, KZR-261 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to KZR-616, KZR-261 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize KZR-616, KZR-261 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

Based upon our shares of our common stock outstanding as of June 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 44% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. As of June 30, 2020, we have used approximately $59.5 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

Kezar Life Sciences, Inc. (Registrant)

Date: August 6, 2020	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)