Form 10-Q
period 2020-09-30
Kezar Life Sciences, Inc.
filed 2020-11-05
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 46,268,275 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$12,833	$14,951
Marketable securities	137,121	63,255
Prepaid expenses	2,587	1,878
Other current assets	1,270	1,048
Total current assets	153,811	81,132
Property and equipment, net	3,669	4,282
Operating lease right-of-use asset	3,448	3,817
Other assets	282	282
Total assets	$161,210	$89,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,285	$823
Accrued liabilities	3,872	4,218
Operating lease liabilities, current	1,005	900
Other liabilities, current	31	62
Total current liabilities	6,193	6,003
Operating lease liabilities, noncurrent	4,694	5,464
Total liabilities	10,887	11,467
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2020 (unaudited) and December 31, 2019; 46,267,525 and 19,208,077 shares issued and outstanding as of September 30, 2020 (unaudited) and December 31, 2019, respectively	46	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 (unaudited) and December 31, 2019	—	—
Additional paid-in capital	265,472	162,505
Accumulated other comprehensive loss	(112)	(196)
Accumulated deficit	(115,083)	(84,282)
Total stockholders' equity	150,323	78,046
Total liabilities and stockholders' equity	$161,210	$89,513

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$8,259	$7,080	$22,864	$19,932
General and administrative	3,292	2,601	9,018	7,413
Total operating expenses	11,551	9,681	31,882	27,345
Loss from operations	(11,551)	(9,681)	(31,882)	(27,345)
Interest income	262	533	1,081	1,837
Net loss	$(11,289)	$(9,148)	$(30,801)	$(25,508)
Net loss per common share, basic and diluted	$(0.23)	$(0.48)	$(0.73)	$(1.34)
Weighted-average shares used to compute net loss per common share, basic and diluted	49,999,239	19,095,870	41,964,042	19,070,937

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(11,289)	$(9,148)	$(30,801)	$(25,508)
Other comprehensive income (loss)
Foreign currency translation adjustments	35	(42)	15	(83)
Unrealized (loss) gain on marketable securities	(172)	(26)	69	62
Total other comprehensive (loss) income, net of tax	(137)	(68)	84	(21)
Comprehensive loss	$(11,426)	$(9,216)	$(30,717)	$(25,529)

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME/(LOSS)	DEFICIT	EQUITY
Balance at December 31, 2019	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,447	18,965,385	19	$53,341	—	—	53,360
Issuance of common stock under employee stock incentive plans	3,000	—	3	—	—	3
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,173	—	—	1,173
Other comprehensive income	—	—	—	74	—	74
Net loss	—	—	—	—	(10,012)	(10,012)
Balance at March 31, 2020	38,176,462	$38	$217,032	$(122)	$(94,294)	$122,654
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,087	7,590,909	8	43,655	—	—	43,663
Issuance of common stock under employee stock incentive plans	59,427	—	125	—	—	125
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,219	—	—	1,219
Other comprehensive income	—	—	—	147	—	147
Net loss	—	—	—	—	(9,500)	(9,500)
Balance at June 30, 2020	45,826,798	$46	$262,041	$25	$(103,794)	$158,318
Issuance of common stock through underwritten offering, net of offering costs of $214	427,707	—	2,138	—	—	2,138
Issuance of common stock under employee stock incentive plans	13,020	—	11	—	—	11
Vesting related to shares of common stock issued pursuant to early exercises	—	—	11	—	—	11
Stock-based compensation expense	—	—	1,271	—	—	1,271
Other comprehensive loss	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(11,289)	(11,289)
Balance at September 30, 2020	46,267,525	$46	$265,472	$(112)	$(115,083)	$150,323

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2018	19,114,421	$19	$158,176	$(203)	$(49,195)	$108,797
Issuance of common stock under employee stock incentive plans	4,000	—	4	—	—	4
Vesting related to shares of common stock issued pursuant to early exercises	—	—	12	—	—	12
Stock-based compensation expense	—	—	901	—	—	901
Other comprehensive income	—	—	—	73	—	73
Net loss	—	—	—	—	(7,642)	(7,642)
Balance at March 31, 2019	19,118,421	$19	$159,093	$(130)	$(56,837)	$102,145
Issuance of common stock under employee stock incentive plans	14,224	—	180	—	—	180
Vesting related to shares of common stock issued pursuant to early exercises	—	—	13	—	—	13
Stock-based compensation expense	—	—	1,009	—	—	1,009
Other comprehensive loss	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(8,718)	(8,718)
Balance at June 30, 2019	19,132,645	$19	$160,295	$(156)	$(65,555)	$94,603
Issuance of common stock under employee stock incentive plans	9,000	—	8	—	—	8
Vesting related to shares of common stock issued pursuant to early exercises	—	—	12	—	—	12
Stock-based compensation expense	—	—	1,090	—	—	1,090
Other comprehensive loss	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(9,148)	(9,148)
Balance at September 30, 2019	19,141,645	$19	$161,405	$(224)	$(74,703)	$86,497

See accompanying notes to the unaudited interim condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(30,801)	$(25,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,176	961
Stock-based compensation	3,663	3,000
Amortization of premiums and discounts on marketable securities	(91)	(896)
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(931)	(1,187)
Accounts payable, accrued liabilities and other current liabilities	7	1,534
Operating lease liabilities	(665)	(571)
Net cash used in operating activities	(27,642)	(22,667)
Cash flows from investing activities:
Purchases of property and equipment	(110)	(589)
Purchases of marketable securities	(182,667)	(86,571)
Maturities of marketable securities	108,961	105,901
Net cash (used in) provided by investing activities	(73,816)	18,741
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants in underwritten offerings, net of offering costs	99,186	—
Proceeds from issuance of common stock under employee stock incentive plans	139	192
Net cash provided by financing activities	99,325	192
Effect of exchange rate changes on cash and cash equivalents	15	(83)
Net decrease in cash and cash equivalents	(2,118)	(3,817)
Cash and cash equivalents at the beginning of period	14,951	24,182
Cash and cash equivalents at the end of period	$12,833	$20,365
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$31	$37
Purchase of property and equipment in accounts payable	$84	$17
Unpaid offering costs in accrued liabilities	$25	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $115.1 million as of September 30, 2020. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In September 2020, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Any shares of common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-248752). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. To date, the Company has not sold any shares of its common stock pursuant to the ATM Agreement.

On June 11, 2020, the Company completed an underwritten public offering of 7,590,909 shares of its common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of its common stock at an exercise price of $0.001 per share (the “June Offering”). The public offering price of our common stock was $5.50 per share and the public offering price of each pre-funded warrant was $5.499 per underlying share. In July 2020, the underwriters exercised an option to purchase an additional 427,707 shares of common stock. The net proceeds from the June Offering were approximately $45.8 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Equal Talent Investments Limited, an affiliate of Morningside Venture Investments Ltd, and one of the Company’s directors purchased an aggregate of approximately $8.5 million of common stock in the June Offering.

On February 4, 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of its common stock at an exercise price of $0.001 per share (the “February Offering”). The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the February Offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Morningside Ventures Investments Ltd, together with its affiliate, Equal Talent Investments Limited, and certain of the Company’s officers and directors purchased an aggregate of approximately $22.9 million of common stock in the February Offering.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Annual Report”), and there have been no material changes during the nine months ended September 30, 2020.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying financial information as of September 30, 2020 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

We also anticipate that the COVID-19 pandemic will continue to have an impact on the clinical and pre-clinical development timelines for our clinical and pre-clinical programs.  Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic beginning in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the COVID-19 pandemic impacts our business, our pre-clinical and clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, safety measures and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles found in ASC740, Income Taxes. As part of the simplification, along with other exceptions, it removes the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income or a gain from other items. The Company early adopted ASU 2019-12 as of January 1, 2020 and the adoption did not have a material impact on its condensed consolidated financial statements.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company does not have any assets or liabilities measured using Level 3 inputs as of September 30, 2020 or December 31, 2019.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	September 30, 2020
Financial Assets	Total	Level 1	Level 2	Level 3
Money market funds	$10,838	$10,838	$—	$—
U.S. Treasury securities	96,784	96,784	—	—
Commercial paper	21,998	—	21,998	—
Corporate debt securities	13,936	—	13,936	—
U.S. agency bonds	4,403	—	4,403	—
Total	$147,959	$107,622	$40,337	$—

	December 31, 2019
Financial Assets	Total	Level 1	Level 2	Level 3
Money market funds	$14,731	$14,731	$—	$—
U.S. Treasury securities	5,285	5,285	—	—
Commercial paper	15,186	—	15,186	—
Corporate debt securities	17,171	—	17,171	—
U.S. agency bonds	25,613	—	25,613	—
Total	$77,986	$20,016	$57,970	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2020
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,838	$—	$—	$10,838
U.S. Treasury securities	96,757	29	(2)	96,784
Commercial paper	21,972	26	—	21,998
Corporate debt securities	13,892	44	—	13,936
U.S. agency bonds	4,400	3	—	4,403
Total	$147,859	$102	$(2)	$147,959

	December 31, 2019
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,731	$—	$—	$14,731
U.S. Treasury securities	5,285	1	(1)	5,285
Commercial paper	15,174	12	—	15,186
Corporate debt securities	17,168	3	—	17,171
U.S. agency bonds	25,597	16	—	25,613
Total	$77,955	$32	$(1)	$77,986

As of September 30, 2020 and December 31, 2019, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$15,282	$(2)	$4,535	$(1)
Total	$15,282	$(2)	$4,535	$(1)

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at September 30, 2020. There were no sales of available-for-sale securities in any of the periods presented.

As of September 30, 2020, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$147,859	$147,959
Total available-for-sale securities	$147,859	$147,959

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,750	2,578
Computer equipment	159	253
Total property and equipment	6,177	6,099
Less accumulated depreciation and amortization	(2,508)	(1,817)
Property and equipment, net	$3,669	$4,282

Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued preclinical and research costs	$685	$1,687
Accrued clinical costs	1,594	1,027
Accrued employee-related costs	1,198	1,293
Accrued professional services	227	53
Other	168	158
Total accrued liabilities	$3,872	$4,218

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Cash paid for operating lease liabilities	$230	$665
Operating lease costs	275	825
Variable lease costs	136	347

Maturities of lease liabilities as of September 30, 2020 were as follows for the years ending December 31:
2020		$376
2021		1,542
2022		1,588
2023		1,635
2024		1,684
Thereafter		282
Total undiscounted lease payments		7,107
Less: imputed interest		(1,408)
Total lease liabilities		$5,699

Operating lease liabilities, current		1,005
Operating lease liabilities, noncurrent		4,694
Total operating lease liabilities		$5,699

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

On June 11, 2020, the Company completed an underwritten public offering of 7,590,909 shares of its common stock and pre-funded warrants to purchase 909,091 shares of its common stock. The public offering price of the common stock was $5.50 per share and the public offering price of the pre-funded warrants was $5.499 per underlying share. In July 2020, the underwriters exercised an option to purchase an additional 427,707 shares of common stock.  The net proceeds from the public offering were approximately $45.8 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of September 30, 2020, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of the date identified.

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying warrants as of September 30, 2020
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

8. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2020, options to purchase 2,643,868 shares of common stock were outstanding and 1,353,793 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2020, options to purchase 1,816,054 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of September 30, 2020, 83,083 shares of common stock had been issued under the ESPP and 500,141 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2020.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,107,066	$7.19	8.2	$3,151
Options granted	1,436,376	$3.80
Options exercised	(19,020)	$0.90		$74
Options cancelled	(64,500)	$7.71
Outstanding at September 30, 2020	4,459,922	$6.12	8.0	$6,087
Vested and exercisable at September 30, 2020	2,179,338	$5.44	7.2	$3,879

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $2.71 per share. The aggregate intrinsic value of exercised stock options during the three and nine months ended September 30, 2020 was $52,000 and $74,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$556	$484	$1,538	$1,401
General and administrative	715	606	2,125	1,599
Total stock-based compensation expense	$1,271	$1,090	$3,663	$3,000

As of September 30, 2020, the unrecognized stock-based compensation cost was $10.5 million with an estimated weighted average amortization period of 2.6 years

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (years)	6.0	5.9	5.0 - 6.0	5.9
Expected volatility	90.8 - 91.9%	80.6 - 81.0%	83.8 - 91.9%	78.7 - 81.9%
Risk-free interest rate	0.4%	1.5 - 1.9%	0.4 - 1.6%	1.5 - 2.6%
Expected dividend yield	—	—	—	—

9. Income Taxes

No provision for income taxes was recorded for the three and nine months ended September 30, 2020 and 2019, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016, 2017, 2018 and 2019. During the three and nine months ended September 30, 2020, the Company utilized $70,000 and $334,000, respectively, of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, compared to $60,000 and $232,000 for the three and nine months ended September 30, 2019, respectively. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

10. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(11,289)	$(9,148)	$(30,801)	$(25,508)
Denominator:
Weighted-average shares of common stock outstanding	49,999,239	19,095,870	41,964,042	19,070,937
Net loss per share, basic and diluted	$(0.23)	$(0.48)	$(0.73)	$(1.34)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2020	2019
Stock options to purchase common stock	4,459,922	3,348,044
Common stock subject to future vesting	14,150	37,657
Total	4,474,072	3,385,701

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

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. Our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, has completed testing in healthy volunteers, and we are now leveraging its broad therapeutic potential in Phase 2 clinical trials in severe autoimmune diseases of high unmet need. We have completed enrollment in the final cohort of patients in the Phase 1b portion of the MISSION trial, a Phase 1b/2 clinical trial in systemic lupus erythematosus, also known as lupus or SLE, and lupus nephritis.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of equity securities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $35.1 million and $30.8 million for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $115.1 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Third Quarter and Other Recent Highlights

In June 2020, we completed an underwritten public offering of 7,590,909 shares of our common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of our common stock at an exercise price of $0.001 per share, or the June Offering. The public offering price of our common stock was $5.50 per share and the public offering price of the pre-funded warrants was $5.499 per underlying share. In July 2020, we issued and sold an additional 427,707 shares of common stock, pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock. The net proceeds from the June Offering were approximately $45.8 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. Our existing stockholder, Equal Talent Investments Limited, an affiliate of Morningside Venture Investments Ltd, and one of our directors purchased an aggregate amount of approximately $8.5 million of common stock in the June Offering.

In September 2020, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-248752). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. To date, we have not sold any shares of common stock pursuant to the ATM Agreement.

In October 2020, we received orphan drug designations in both polymyositis and dermatomyositis for KZR-616 in the United States. Both rare diseases are autoimmune inflammatory myopathies that are chronic and debilitating diseases characterized by marked morbidity and mortality. The estimated prevalence of polymyositis and dermatomyositis in the United States is up to 51,000 and 71,000, respectively. Orphan drug designation provides certain benefits, such as research tax credits and waivers of certain regulatory fees but does not provide any assurance of regulatory approval or expedited regulatory review.

Impacts of COVID-19 and Clinical Development Updates

Following the global outbreak of COVID-19, we have placed a priority on the health and safety of our employees and those involved with our clinical trials. Beginning in March, we implemented remote working policies for our employees, which have mostly continued through the date of this report. To enable portions of our research staff to return to our offices and laboratories, we have implemented safety protocols, such as face coverings, social distancing, frequent cleaning and COVID-19 testing. We continue to assess the risks to our employees and update procedures based on the most recent health and safety guidance.

Based upon the updated results from the Phase 1b portion of MISSION and the slowdown in recruitment and enrollment activities across our clinical trials due to the ongoing COVID-19 pandemic, we have adapted our clinical trial plans to optimize the development pathway for KZR-616. We amended the clinical trial protocol for the Phase 2 portion of MISSION to expedite the advancement of KZR-616 into the next phase of development. This trial is now open for enrollment under the new amendment. The primary endpoint has been changed from safety and tolerability to an efficacy endpoint of renal response measured by 50% or greater reduction in UPCR at six months, which has been observed to be predictive of long-term outcomes in patients with lupus nephritis. Additionally, the inclusion/exclusion criteria have been expanded to include patients with lupus nephritis with histologic Class III or IV +/- Class V being treated with one or more immunosuppressive agents. The clinical trial is expected to enroll 20 patients and is open-label with a single treatment arm evaluating a 60 mg dose (with first dose of 30 mg) of KZR-616 administered subcutaneously once weekly for 24 weeks. A 12-month extension study is also being planned. Interim data are expected in late 2021, and top-line data are expected in the first half of 2022. Upon the successful completion of the Phase 2 portion of MISSION, we intend to initiate a robust late-stage randomized placebo-controlled trial in patients with active, proliferative lupus nephritis.

The Phase 2 PRESIDIO trial of KZR-616 in dermatomyositis and polymyositis continues to enroll.  In addition, we have opened a 12-month open-label extension study for patients completing the trial. The PRESIDIO trial is a randomized, placebo-controlled, double-blind, crossover, multicenter trial to evaluate the safety, tolerability, efficacy, pharmacokinetics and pharmacodynamics of KZR-616 in patients with active dermatomyositis and polymyositis. During the 32-week treatment period, patients receive either 45 mg of KZR-616 or placebo subcutaneously once weekly for 16 weeks followed by a crossover to the other treatment arm for an additional 16 weeks. We expect to enroll 24 patients in the trial. Top-line data from PRESIDIO are expected in the first half of 2022.

Our preclinical and manufacturing work with KZR-261 is ongoing, and we remain on track to submit an IND application in the first quarter of 2021. If the FDA approves this application, we then expect to begin a Phase 1 clinical trial of KZR-261 in solid tumors.

Our Pipeline

The following table sets forth the status and initial focus of our lead product candidate and protein secretion program:

Compound therapeutic indication development stage discovery preclinical phase 1 phase 2 phase 3 KZR-616 lupus nephritis (LN) mission Dematomyositis (DM) / Polymyositis presidio Protein secretion inhibition KZR-261 oncology IND-enabling activities KZR-TBD oncology & autoimmunity

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Research and development expenses by program:
KZR-616	$5.2	$4.0	$14.1	$12.5
Protein Secretion	3.1	3.1	8.8	7.4
Total research and development expenses	$8.3	$7.1	$22.9	$19.9

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
(dollars in millions)	2020	2019	$ Change
Operating expenses:
Research and development	$8.3	$7.1	$1.2
General and administrative	3.3	2.6	0.7
Total operating expenses	11.6	9.7	1.9
Loss from operations	(11.6)	(9.7)	(1.9)
Interest income	0.3	0.6	(0.3)
Net loss	$(11.3)	$(9.1)	$(2.2)

Research and Development Expenses

Research and development expenses increased by $1.2 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily due to an increase of $0.7 million in clinical expenses related to the advancement of the KZR-616 clinical program, an increase of $0.3 million in preclinical expenses related to the Protein Secretion program and an increase of $0.1 million in personnel expenses due to an increase in headcount and salaries.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily due to an increase of $0.4 million in legal and professional fees, an increase of $0.1 million in directors and officers liability insurance, an increase of $0.1 million in stock-based compensation and an increase of $0.1 million in personnel expenses due to an increase in headcount and salaries.

Interest Income

Interest income decreased by $0.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was due to lower interest rates.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	$ Change
Operating expenses:
Research and development	$22.9	$19.9	$3.0
General and administrative	9.0	7.4	1.6
Total operating expenses	31.9	27.3	4.6
Loss from operations	(31.9)	(27.3)	(4.6)
Interest income	1.1	1.8	(0.7)
Net loss	$(30.8)	$(25.5)	$(5.3)

Research and Development Expenses

Research and development expenses increased by $3.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily due to an increase of $1.4 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.1 million in stock-based compensation, an increase of $0.7 million in clinical expenses related to the advancement of the KZR-616 clinical program and an increase of $0.8 million in preclinical expenses related to the Protein Secretion program.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily due to an increase of $0.5 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.5 million in stock-based compensation, an increase of $0.4 million in legal and professional fees and an increase of $0.2 million in directors and officers liability insurance.

Interest Income

Interest income decreased by $0.7 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was due to lower interest rates.

Liquidity and Capital Resources

Overview

Since our inception and through September 30, 2020, we have raised an aggregate of $250.2 million to fund our operations. As of September 30, 2020, we had $12.8 million in cash and cash equivalents and $137.2 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of September 30, 2020, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was twelve months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $11.3 million and $30.8 million for the three and nine months ended September 30, 2020, and we had an accumulated deficit of $115.1 million as of September 30, 2020.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In September 2020, we entered into the ATM Agreement with Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-248752). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. To date, we have not sold any shares of common stock pursuant to the ATM Agreement.

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

•	the costs of obtaining clinical and commercial supplies for KZR-616, KZR-261 and any other product candidates we may identify and develop;
•	the cost, timing and outcomes of regulatory approvals;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	the cost of attracting, hiring and retaining qualified personnel;
•	our ability to successfully commercialize any product candidates for which we obtain regulatory approval; and
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(27.6)	$(22.7)
Net cash (used in) provided by investing activities	(73.8)	18.7
Net cash provided by financing activities	99.3	0.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)
Net decrease in cash, cash equivalents and restricted cash	$(2.1)	$(3.9)

Cash Flows from Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities was $27.6 million, which consisted of a net loss of $30.8 million and a net change of $1.6 million in our net operating assets and liabilities, adjusted by non-cash charges of $4.7 million. The non-cash charges consisted of $1.2 million for depreciation and amortization and $3.7 million for stock-based compensation expense, offset by $0.1 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $0.9 million in prepaid expenses and other current assets and a decrease of $0.7 million in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $73.8 million for the nine months ended September 30, 2020, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.1 million during the nine months ended September 30, 2020.

Net cash provided by investing activities was $18.7 million for the nine months ended September 30, 2019, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $0.6 million during the nine months ended September 30, 2019.

Cash Flows from Financing Activities

Net cash provided by financing for the nine months ended September 30, 2020 was $99.3 million, which consisted of $99.2 million of net proceeds received from the underwritten public offerings and $0.1 million from the issuance of common stock pursuant to our employee equity plans.

During the nine months ended September 30, 2019, cash provided by financing activities was $0.2 million, consisting of proceeds from the issuance of common stock pursuant to our employee equity plans.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Status as an Emerging Growth Company and a Smaller Reporting Company

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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $150.0 million as of September 30, 2020, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2020, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was twelve months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.2 million of our cash balance was located in Australia as of September 30, 2020. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the ongoing COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The ongoing COVID-19 pandemic has led to the implementation of government-imposed restrictions, social distancing orders, limitations on travel and other public health safety measures, as well as adverse impacts on healthcare facilities and hospitals across the United States and in other countries where we conduct our clinical trials. The cumulative effect of restrictions related to COVID-19 may continue to disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations, as well as the duration of the COVID-19 pandemic. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Public health safety measures implemented as a result of COVID-19 may adversely impact our business operations, as well as the contract research organizations that support our clinical trials and third-party manufacturing facilities. Should any of these vendors experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing our preclinical studies and clinical trials as a result. Currently, however, we do not expect a material impact on the clinical supply of our product candidates.

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

Our clinical trials will be affected by the COVID-19 pandemic. As a result of the demands on our healthcare system relating to COVID-19, we anticipate delays in our previously anticipated clinical development timelines and data release milestones for KZR-616. Clinical site initiation and patient enrollment will be delayed due to prioritizing hospital resources for the treatment of patients with COVID-19. The patients in our clinical trials may not be able to comply with clinical trial protocols if governmental orders or other safety measures impede travel and mobility or interrupt healthcare services. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. We may also experience the following adverse impacts:

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $35.1 million for the year ended December 31, 2019 and $30.8 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $115.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $150.0 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2020 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In September 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-248752) that allows us to sell up to an aggregate of $200 million of our securities, which as of November 5, 2020 is fully available. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for KZR-616, KZR-261 or any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

In October 2020, we received orphan drug designations in both polymyositis and dermatomyositis for KZR-616 in the United States. Both rare diseases are autoimmune inflammatory myopathies that are chronic and debilitating diseases characterized by marked morbidity and mortality. We intend to pursue orphan drug designation for KZR-616 in other orphan autoimmune indications. Obtaining orphan drug designation in additional indications and other jurisdictions may be difficult, and we may not be successful in doing so. The exclusivity for our orphan drug designations, and for any other designations that we may obtain in the future, may not effectively protect the drug from the competition of different drugs for the same condition, which could have already been approved or could be approved before or during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

KZR-616 is being developed as a lyophilized formulation which could adversely affect market acceptance if patients are required to reconstitute KZR-616 themselves prior to injection.

We are developing KZR-616 as a lyophilized product candidate, meaning that it will be freeze-dried and must be reconstituted with water prior to patient administration. While lyophilized products are common in the drug industry, this method for administering KZR-616 could adversely affect market acceptance and make it more difficult to conduct clinical trials of KZR-616. In our current trials, KZR-616 is reconstituted in the hospital pharmacy prior to patient administration. Beginning with our PRESIDIO open-label extension study, patients will be able to reconstitute KZR-616 at home prior to injection using a sterile vial-adaptor device.

Separately, we are conducting feasibility studies and engineering runs for a self-administered dual-chamber system. There are several technical challenges we will need to solve related to use of a self-administered dual-chamber system, including whether KZR-616 is amenable to use in such a device and whether it is sufficiently stable to meet regulatory requirements. For example, if we have not successfully developed the self-administered dual-chamber system by the time we commence Phase 3 clinical trials for KZR-616, we would need to seek approval for KZR-616 via the vial-adaptor system, which could require additional bio-equivalence or efficacy clinical trials in order to later transition to the dual-chamber system. If delivered by a self-administered dual-chamber system, KZR-616 may also be regulated as a drug/device combination product. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application is generally sufficient for the approval of a combination product, the FDA may determine that separate marketing applications are necessary. This could significantly increase the resources and time required to bring a particular combination product to market. While we would expect KZR-616, along with the self-administered dual-chamber system, to be subject to a single marketing application reviewed by the Center for Drug Evaluation and Research (CDER) at the FDA based on its primary mode of action as a drug, the FDA could disagree.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, health care clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and their subcontractors that perform certain services involving the use or disclosure of individually identifiable health information;

•

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There remain judicial and Congressional challenges to certain provisions of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments.  It is unclear how this litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Medicare Quality Payment Program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs the Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors regarding certain discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on August 6, 2020, President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and promote the production of drug products in the United States.

Risks Related to Our Dependence on Third Parties

We will rely on third parties to manufacture clinical and commercial supplies of KZR-616, KZR-261 and any future product candidates.

We do not own or operate facilities for drug manufacturing, testing, storage or distribution. We are dependent on third parties to manufacture the clinical supplies of our product candidates. Any significant delay in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials. In particular, our CMOs may experience business interruptions as a result of shelter-in-place orders or other impacts due to the ongoing COVID-19 pandemic, which would potentially impact our product supply chains and clinical trials. We are completely dependent on our CMOs for compliance with cGMP for manufacture of both active drug substances and finished drug products. If our CMOs cannot successfully manufacture active drug substances and finished drug product that conform to our specifications and the strict regulatory requirements of the FDA and other regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. Our ability to audit the facilities of our CMOs and other vendors will be interrupted by COVID-19-related travel restrictions. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our timelines and ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Based upon our shares of our common stock outstanding as of September 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 40% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. As of September 30, 2020, we have used approximately $68.8 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on February 3, 2020).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

Date: November 5, 2020	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)