Form 10-K
period 2020-12-31
Kezar Life Sciences, Inc.
filed 2021-03-11
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2020, was approximately $174 million.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2021 was 48,066,343.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2021 Annual Meeting of Stockholders of the registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

•	The COVID-19 pandemic may cause disruptions to our business and negatively affect our ability to enroll and conduct our clinical trials.
•	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve profitability.
•	We have a limited operating history and have never generated revenue from product sales, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or terminate certain of our product development programs. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

•	Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of KZR-616, KZR-261 and any future product candidates.
•

Success in preclinical studies or earlier clinical trials may not be indicative of future clinical trial results, and we cannot assure you that any clinical trials will lead to results sufficient for the necessary regulatory approvals.

•	We may encounter substantial delays or difficulties in enrolling and retaining patients in our clinical trials.
•	Clinical trials are very expensive, time consuming and difficult to design and implement.
•	We may not be able to obtain or maintain orphan drug designations or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.
•

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

•

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	If the market opportunities for KZR-616 or KZR-261 are smaller than we believe they are, our business may suffer.
•	We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.
•

Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

•

Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

•

We rely on third parties to manufacture clinical supplies of our product candidates and to conduct, support and monitor our preclinical studies and clinical trials.  If those third parties perform in an unsatisfactory manner, it may harm our business.

•

If we are unable to obtain and maintain patent protection for KZR-616 and KZR-261, or if the scope of patent protection is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.

•	Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
•

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach the Onyx License Agreement, we could lose the ability to continue the development and commercialization of KZR-616.

•

We are highly dependent on the services of our Chief Executive Officer, John Fowler, and our President and Chief Scientific Officer, Dr. Christopher Kirk, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

•	If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.
•	We have broad discretion in the use of our cash and cash equivalents and may use them in ways in which you do not agree or in ways that do not increase the value of your investment.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing two drug development programs that harness different master regulators of cellular function: the first targets the immunoproteasome which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function, and the second targets the Sec61 translocon, which is located on the endoplasmic reticulum and represents the beginning of the protein secretion pathway. Targeting these fundamental regulators of cellular function offers an attractive approach to treating many diseases.

Our lead product candidate, KZR-616, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. We are now leveraging its broad therapeutic potential in two Phase 2 clinical trials, MISSION and PRESIDIO, treating patients with severe autoimmune diseases characterized by high levels of unmet need. The Phase 2 portion of our MISSION clinical trial is evaluating KZR-616 in patients with lupus nephritis, or LN.  The PRESIDIO Phase 2 clinical trial is evaluating KZR-616 in dermatomyositis, or DM, and polymyositis, PM, indications for which we have been granted orphan drug designation, or ODD, by the U.S. Food and Drug Administration, or FDA. Based on Phase 1 clinical data generated to date with KZR-616, as well as preclinical data with selective immunoproteasome inhibitors, we believe that KZR-616 has the potential to address multiple chronic immune-mediated diseases. We intend to identify additional immune-mediated disease indications of high disease morbidity and/or mortality and with prevalence in the range of 10,000 to 200,000 patients in the United States where a proof of principle exists to further develop KZR-616.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. The compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases provides proof of principle that inhibiting the immunoproteasome results in broad immunomodulatory benefit. Based on results from our Phase 1a studies in healthy volunteers and the preliminary results from the Phase 1b portion of our MISSION clinical trial in patients with systemic lupus erythematosus, or SLE, KZR-616 has largely avoided the adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received KZR-616 in the Phase 1b portion of the MISSION trial.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics for oncology and autoimmune indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. We anticipate submitting an investigational new drug, or IND, application for KZR-261 to the FDA in mid-2021 and initiating a Phase 1 clinical trial in solid tumors shortly thereafter. The clinical and nonclinical sections of the IND package are complete, and we are in the process of completing the final portions regarding manufacturing and stability. We believe this discovery platform has the potential to yield additional small molecule product candidates that offer the potential of combination therapy in a single agent. If successfully developed and approved, these small molecules could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Our Pipeline

The following table sets forth the status of our product candidates and discovery program:

COMPOUND THERAPEUTIC INDICATION DEVELOPMENT STAGE MILESTONES Pre-CLINICAL PHASE 1 PHASE 2 PHASE 3 Selective Immunoproteasome Inhibition KZR-616 Lupus nephritis (LN) Mission Mid-2021 (Ph 1b) 2H 2021 (interim) 1H 2022 (top-line data) Dermatomyositis (DM) Polymyositis (PM) PRESIDIO 1H 2022 (top-line data) Protein Secretion Inhibition KZR-261 Oncology Mid-2021 (IND Submission) KZR- TBD Oncology & Autoimmunity N/A

KZR-616: Selective Immunoproteasome Inhibitor

We believe that KZR-616 is the only selective immunoproteasome inhibitor that is in clinical trials for the treatment of immune-mediated diseases. In addition, we believe that KZR-616, if successfully developed and approved, may have the ability to become the standard of care across a range of immune-mediated diseases based on the following key attributes:

•	broad immunomodulatory activity that may allow it to outperform approved therapies and to work in indications where other drugs have failed;
•	subcutaneous, once weekly dosing schedule which is also amenable to patient self-administration;
•	rapid drug clearance from the plasma with a half-life of less than two hours;
•	full recovery of immunoproteasome activity occurs within three to seven days; and
•	avoidance of systemic toxicities and peripheral neuropathy associated with dual proteasome inhibitors.

KZR-616 is the result of long-term research and development efforts led by our President, Co-Founder, and Chief Scientific Officer, Christopher Kirk PhD, which originated at Onyx Therapeutics, Inc., or Onyx. We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to a license agreement with Onyx, a wholly owned subsidiary of Amgen, in June 2015, or the Onyx License Agreement. Patent coverage for KZR-616 extends to at least 2034.

Immune-mediated Diseases and Selective Inhibition of the Immunoproteasome

Immune-mediated diseases are conditions which result from abnormal activity of the body’s immune system.  They are characterized by immune dysregulation and the inappropriate activation of inflammatory cytokines is an underlying manifestation. This abnormal immune response can lead to activation of inflammatory T-cells and cytotoxic T-cells which can cause inflammation, tissue damage, organ damage, the generation of cytokines that are harmful to the surrounding tissue, or activation of macrophages (a type of immune cell), which can also lead to cytokine release, as well as cellular damage from free radicals.

Autoimmune disease is a subset of immune-mediated diseases whereby an immune response is directed against the body’s own healthy cells and tissues. Approximately 50 million people in the United States suffer from more than 100 diagnosed autoimmune diseases according to the American Autoimmune Related Diseases Association, Inc.

These inflammatory disorders are currently treated one cytokine or cell type at a time or via powerful immunosuppressive agents. Across all immune-mediated diseases, both large and small, there remain significant unmet medical needs and indications with no approved drugs beyond broadly prescribed corticosteroids and similar immunosuppressive regimens. These result in increased risk of infection and malignancy and a wide variety of side effects. In many autoimmune diseases, immunosuppressive regimens do not always induce high rates of clinically meaningful responses. Even if these agents are initially effective, over time patients often experience loss of response. Found predominantly in cells of the immune system, the immunoproteasome modulates multiple drives of inflammation in the immune-mediated disease process. Selectively inhibiting this master regulator of immune cells has the potential to reduce inflammation by reducing the production of key cytokines and downregulating the inflammatory activity of immune cells involved in immune-mediated diseases, such as T-cells and B-cells, without resulting in widespread immunosuppression.

Proteasomes are found in all cells of the body and regulate intracellular protein degradation and are essential for many cellular processes such as cell division, cell differentiation and cytokine production. There are two main forms of the proteasome: the constitutive proteasome and the immunoproteasome. In most tissues of the body, the constitutive proteasome is the predominant form. In cells of the immune system, the immunoproteasome is the predominant form. While both forms of the proteasome mediate protein degradation, the two forms of the proteasome accomplish this utilizing different active sites. These active sites are responsible for cleaving and degrading proteins.  KZR-616 is derived from medicinal chemistry efforts focused on potent and selective inhibition of the immunoproteasome-specific subunits LMP7 and LMP2.

In preclinical models of inflammation, selective inhibitors of the immunoproteasome were shown to block cytokine production and result in profound immunomodulatory therapeutic activity equivalent to or better than approved dual proteasome inhibitors without causing cytotoxicity. In over 15 peer-reviewed publications, our selective inhibitors of the immunoproteasome and related compounds have demonstrated strong therapeutic potential by blocking disease progressions in animal models multiple immune-mediated diseases. Additionally, this immunomodulatory response was broadly seen across many cell types of the immune system, including both T-cells and B-cells, and was demonstrated in a non-immunosuppressive manner. This is distinct from other agents currently used to treat autoimmunity, which typically target a single cytokine or immune cell type or are broadly immunosuppressive.

Proof of Principle

Dual-targeting proteasome inhibitors, such as Velcade® (bortezomib), Kyprolis® (carfilzomib) and Ninlaro® (ixazomib), which are approved for the treatment of multiple myeloma, potently inhibit both the constitutive proteasome and immunoproteasome. This dual-targeting profile is necessary to make them effective treatments for multiple myeloma, and these malignant cells happen to express both forms of proteasome to handle their high levels of protein turnover. However, dual proteasome inhibition is associated with hematologic issues such as thrombocytopenia, neutropenia and anemia, as well as constitutional toxicities such as fatigue and myalgia. In addition, Velcade and Ninlaro are associated with risk of peripheral neuropathy, likely due to the off-target activity of these drugs against proteins found in peripheral neurons.

Despite this, Velcade has been used off-label in patients with severe and/or refractory autoimmune disease and demonstrated clinical activity in several autoimmune diseases, including lupus, lupus nephritis, rheumatoid arthritis, immune thrombocytopenia, autoimmune hemolytic anemia, primary Sjögren’s syndrome and graft-versus-host disease. In preclinical models, proteasome inhibition with Velcade and selective immunoproteasome inhibition with KZR-616 or ONX-0914 blocked production of most inflammatory cytokines, including many of those targeted by current biologic drugs. However, long-term, chronic administration of Velcade in the setting of autoimmune diseases is not considered feasible due to its side effect profile, in particular hematologic toxicities and risk of peripheral neuropathy. As a result, we believe that selectively targeting the immunoproteasome remains an untapped and promising approach for the chronic treatment of autoimmune diseases.

Clinical Development of KZR-616

We are focusing our initial development of KZR-616 in severe, chronic and orphan immune-mediated diseases where limited treatment options exist.

Phase 2 Clinical Trials

PRESIDIO is a Phase 2 randomized, placebo-controlled, double-blind, crossover, multicenter trial to evaluate the safety, tolerability, efficacy, pharmacokinetics, or PK, and pharmacodynamics, or PD, of KZR-616 in patients with active DM or PM. During the 32-week treatment period, patients receive either 45 mg of KZR-616 or placebo subcutaneously once weekly for 16 weeks followed by a crossover to the other treatment arm for an additional 16 weeks (the first two doses are at 30 mg). We expect to enroll 24 patients in the trial. Patients completing the study then have the opportunity to enroll into an open-label extension study to continue receiving KZR-616 treatment for 12 months. Top-line data from PRESIDIO are expected in the first half of 2022. We believe that KZR-616 has the potential to be developed into a treatment for patients with DM and PM, which is in-part supported by preclinical data in a mouse model of DM and PM that demonstrated immunoproteasome inhibition and improved muscle function.

The Phase 2 portion of MISSION is an open-label trial to demonstrate the responder rate of KZR-616 in patients with active lupus nephritis. During the 6-month treatment period patients receive 60 mg of KZR-616 subcutaneously once weekly (first dose of 30 mg) in addition to standard background therapy. The primary efficacy endpoint of the trial is the proportion of patients achieving greater than 50% reduction in urine protein to creatinine ratio, or UPCR, at six months. Secondary endpoints include safety and tolerability, additional renal response parameters (for example, complete renal response); extra-renal SLE disease indices; and change in biomarkers. Interim data are expected in late 2021, and top-line data are expected in the first half of 2022.

Phase 1 Clinical Trials

We have conducted two Phase 1a clinical trials with KZR-616 in healthy volunteers with 100 patients receiving KZR-616.  Additionally, the Phase 1b portion of our MISSION clinical trial in SLE patients, with and without nephritis, has enrolled 47 patients at various dosing levels. The Phase 1b portion of the MISSION trial has been completed, and we expect to present final results in mid-2021. The initial results from these studies have been presented at numerous medical conferences and support the development of KZR-616 with doses of up to 75mg in immune-mediated diseases based on the following observations:

Safety and Tolerability

•	KZR-616 appears to be well-tolerated for up to 13 weeks of treatment.
•	The safety profile does not indicate the need for patient monitoring.

Activity and Biomarkers

•	Improvement was exhibited across all measures of disease activity.
•	Reduction in key biomarkers of disease activity.
o	Two of two patients with active lupus nephritis in our Phase 1a MISSION study experienced greater than 50% reduction in UPCR.
o	Seven of seven patients with elevated anti-dsDNA levels at baseline experienced reductions after treatment with KZR-616.
•	Rapid and sustained anti-inflammatory gene expression changes.

Pharmacokinetics and Pharmacodynamics

•	Consistent PK and PD across patients with repeat dosing.
•	Target levels of immunoproteasome inhibition at doses at and above 30 mg of KZR-616.

Initial Indications for KZR-616

Due to its broad immunomodulatory profile, we believe that KZR-616 has the potential to address multiple chronic-immune mediated diseases. We are currently focusing our development efforts on immune-mediated diseases of high unmet need with prevalence in the range of 10,000 to 200,000 patients in the United States. We intend to identify additional indications to develop KZR-616.

Dermatomyositis and Polymyositis

Dermatomyositis and polymyositis are two of the five types of idiopathic inflammatory myopathies. The FDA has granted ODDs for KZR-616 for treatment of both DM and PM, and KZR-616 is the only investigational new drug to receive ODD in both indications.  These diseases are chronic, debilitating, progressive inflammatory autoimmune myopathies that are distinguished by inflammation of the muscles, as well as the skin in DM. Between 30,000 and 120,000 people in the United States are living with DM or PM and the reality of increased morbidity and associated mortality resulting from their disease.  While debilitating muscle weakness is the hallmark of these myopathies, including compromised muscles of respiration, DM and PM can also result in other equally disabling internal organ system dysfunctions. The aim of treatment for these diseases is to suppress inflammation, increase muscle strength and prevent long-term damage to muscles and extramuscular organs. Treatment options are limited for patients with DM, and there are currently no approved therapeutics for PM.

Lupus Nephritis

Lupus nephritis is one of the most serious complications of systemic lupus erythematosus. LN is a disease comprising a spectrum of vascular, glomerular, and tubulointerstitial lesions and develops in approximately 50% of SLE patients within 10 years of their initial diagnosis. LN is associated with considerable morbidity, including an increased risk of end-stage renal disease requiring dialysis or renal transplantation and an increased risk of death. Management of this disease typically consists of induction therapy to achieve remission and long-term maintenance therapy to prevent relapse. There are two recently FDA-approved drugs for the treatment of lupus nephritis.  However, an unmet need still exists for treatments that can reduce disease activity quickly and without widespread immunosuppression.

KZR-261: A First-In-Class Protein Secretion Inhibitor

KZR-261 is a novel first-in-class protein secretion inhibitor and our first clinical candidate nominated from our proprietary protein secretion platform. We expect to file an IND application for KZR-261 for the treatment of solid tumors in mid-2021. KZR-261 is a broad-spectrum agent that acts through direct interaction and inhibition of Sec61 activity. We have presented encouraging preclinical data with KZR-261 that highlight its potential as a new anti-cancer agent for the treatment of both solid and hematologic malignancies. We have shown that KZR-261 can simultaneously inhibit multiple clinically relevant targets (for example, immune checkpoints and oncogenic factors) in vitro and to inhibit tumor growth in vivo in multiple models, including tumors resistant to traditional chemotherapeutics. The preclinical data generated with KZR-261 increases our confidence that inhibiting the Sec61 translocon could be effective against a variety of solid and hematologic tumor types.

Inhibition of the Protein Secretion Pathway via the Sec61 Translocon

Our novel platform for drug discovery targets the Sec61 translocon and the protein secretion pathway to develop potential therapies for oncology, immune-oncology and autoimmune indications.

We believe that protein secretion inhibitors targeting the Sec61 translocon have the potential to replicate the activity of biologic therapies, induce multi-target inhibition, and be designed for oral bioavailability. We have a generated a unique and powerful platform for exploitation of the Sec61 translocon as a drug target across a wide range of diseases. As a result of this drug discovery platform, we have generated multiple chemical classes of protein secretion inhibitors with activity in preclinical models of malignant diseases, immune-oncology, inflammation and viral infections. Our research has shown that multiple chemical series can be tuned to selectively target the interaction between unique protein signal sequences and Sec61.

The activity of the Sec61 translocon is a highly conserved process, as virtually all secreted and transmembrane proteins (between 5,000 and 7,000 proteins) utilize Sec61 to enter the endoplasmic reticulum and begin the process of transit to the cell surface. Each protein expresses a unique signal sequence or transmembrane domain. By blocking the functional interaction of signal sequences and Sec61, our tool compounds can inhibit the expression of multiple proteins simultaneously or induce selective inhibition of a small number of proteins. A plethora of validated targets utilize the Sec61 translocon, including targets currently served only by biologic therapies, and our program holds the potential for best-in-class small molecule therapeutics against these targets.

We have highlighted our work from the protein secretion platform during several scientific and medical conferences, including the American Association of Cancer Research (AACR), American Society of Clinical Oncology (ASCO), American Society of Hematology (ASH), the International Cytokine and Interferon Society (ICIS) and the Society of Immunotherapy in Cancer (SITC). Our preclinical research on the Sec61 translocon demonstrated high degrees of potency against a large number of therapeutically relevant oncology, immuno-oncology, and inflammatory targets that are Sec61 client proteins, translating into broad anti-tumor or anti-inflammatory activity. Our discovery-stage Sec61 inhibitors have shown to induce anti-tumor activity against multiple hematologic tumor types without inducing cell death in normal cells or significant toxicity in animals. Our tool compounds also block inflammation in animal models of autoimmunity at doses of less than 1/8th the maximum tolerated dose.

Our Strategy

Our strategy is to focus on the discovery, development and commercialization of novel small molecule therapeutics to address unmet medical needs. Key elements of our strategy are to:

●

Develop KZR-616 in multiple autoimmune indications, including orphan diseases and other areas of unmet needs. We believe that KZR-616 has the potential to treat a wide range of immune-mediated diseases. We are conducting Phase 2 trials across three indications of high unmet need. Assuming positive results from these trials, we intend to explore registration-enabling trials in each indication.

●

Initiate the Phase 1 clinical trial of KZR-261 and expand our pipeline of small molecule disruptors of the protein secretion pathway. We believe KZR-261 has the potential to be a first-in-class therapeutic modulating the protein secretion pathway and the Sec61 translocon. We intend to continue leveraging this platform to identify additional product candidates for the treatment of diseases with significant clinical need, initially in oncology and immuno-oncology.

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

License Agreement with Onyx

In June 2015, we entered into the Onyx License Agreement, pursuant to which Onyx granted us an exclusive license under certain patent rights, and a non-exclusive license to certain know-how, in each case controlled by Onyx, to develop, manufacture and commercialize pharmaceutical products containing certain types of compounds, including KZR-616, that are selective inhibitors of the immunoproteasome for any and all uses other than those related to the diagnosis and/or treatment in humans of cancerous or pre-cancerous diseases and/or conditions, including those related to hematological diseases and/or conditions that are not inflammatory diseases or disorders. As partial consideration for the intellectual property rights licensed to us, we issued Onyx shares of our Series A Preferred Stock, which converted into 1,121,384 shares of our common stock upon the closing of our initial public offering on June 25, 2018.

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

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of our products in the United States. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities. Outside the United States, we plan to seek pharmaceutical partners for sales and marketing activities.

Manufacturing

We are continuing to establish manufacturing processes for all of the components used in our product candidates to support ongoing and planned clinical trials. We do not own or operate manufacturing facilities compliant with current good manufacturing practices, or cGMP, and we do not have plans to develop our own cGMP manufacturing operations in the foreseeable future. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture all of our raw materials, intermediaries, active pharmaceutical ingredients, or API, and finished drug product for our clinical trials. We require that our CMOs produce API and finished drug product used in our clinical trials in accordance with cGMP and all other applicable laws and regulations. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of our investigational drug products. We maintain manufacturing agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to KZR-616 and KZR-261. We do not have long term supply agreements or arrangements for redundant supply in place; however, we believe we can identify and establish additional CMOs to manufacture our product candidates.

We may continue to rely on CMOs to develop and manufacture our products for commercial sale. Development and commercial quantities of any products we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. If KZR-616 or KZR-261 are approved by any regulatory agency, we intend to enter into agreements with one or more CMOs for their commercial production.

We are currently administering KZR-616 as a lyophilized product candidate, meaning it is freeze-dried and must be reconstituted with water prior to delivery to a patient. In our current trials, KZR-616 is reconstituted in the hospital pharmacy prior to patient administration. We intend that if approved and commercialized, KZR-616 will be self-administered by patients using the sterile vial-adaptor device.

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

We are aware of two companies engaged in drug discovery and development of selective inhibitors of the immunoproteasome.  Principia Biopharma, a Sanofi company, is engaged in preclinical research focused on the discovery of orally bioavailable and selective inhibitors of the immunoproteasome. Merck KgaA has recently disclosed an LMP7-selective inhibitor that is currently being studied in a Phase 1 clinical trial in Multiple Myeloma.

Currently, lupus is treated with corticosteroids and immunosuppressive agents such as azathioprine. Current guidance for the treatment of proliferative lupus nephritis involves induction therapy with either CellCept or Cytoxan® (cyclophosphamide) and corticosteroids. Additionally, there are two drugs recently approved by the FDA for the treatment of lupus nephritis: Benlysta® (belimumab), an anti-BAFF monoclonal antibody from GlaxoSmithKline is approved for the treatment of moderate to severe lupus and lupus nephritis; and Lukynis ™ (voclosporin), a calcineurin inhibitor from Aurinia Pharmaceuticals, is approved for the treatment of active lupus nephritis, in each case in combination with a background immunosuppressive therapy regimen.

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

In active, proliferative lupus nephritis, other companies are developing novel agents to add to the standard induction regimens, such as anifrolumab, the B-cell depleting agent obinutuzimab (Gazyva®) from Roche.

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

In total, our patent portfolio, including patents licensed from Onyx, comprises 14 different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for selective immunoproteasome inhibitors and protein secretion inhibitors. Our patent portfolio includes issued patents in, among other jurisdictions, the United States, Australia, Canada, China, Europe, Japan, Mexico, Singapore and South Korea with expiration dates ranging from 2027 to 2034. Our patent portfolio is outlined below:

KP-00-001—Initial composition of matter patent covering selective immunoproteasome inhibitors, which also covers ONX 0914, our tool compound found in multiple publications. We have issued patents in the United States, Australia, Canada, China, Europe, Japan, Mexico, Singapore and South Korea. The 20-year term of this family is June 2027, absent any patent term extensions available.

KP-00-002—composition of matter patent covering selective immunoproteasome inhibitors, including selective LMP7 inhibitors and dual LMP7/LMP2 inhibitors. We have issued patents in numerous jurisdictions, including the United States, Europe, Eurasia, Australia, China, Columbia, Indonesia, Jordan, Japan, Lebanon, Mexico, Saudi

Arabia, Singapore and Taiwan. This patent covers KZR-616 and its closely related analogs. The 20-year term of this family is March 2034, absent any patent term extensions available.

KP-00-003—composition of matter patent covering selective immunoproteasome inhibitors of the LMP2 subunit. We have issued patents in numerous jurisdictions, including the United States, Europe, Eurasia, Australia, China, Mexico and Singapore. The 20-year term of this family is March 2034, absent any patent term extensions available.

KP-00-004– patent application pending in numerous jurisdictions, directed to process for preparing KZR-616.  We have an issued patent in the United States.  The 20-year term for this family is June 2037, absent any patent term extensions available.

KP-00-005– patent application pending in numerous jurisdictions, directed to various salts and polymorphs of KZR-616, including the clinical salt form. We have an issued patent in the United States. The 20-year term for this family is June 2037, absent any patent term extensions available.

KP-00-006 and KP-00-007– two patent families directed to combination therapies for immunoproteasome inhibitors are pending, with no issued patents yet.  A first, directed to the combination of selective LMP7 and LMP2 inhibitors, for the treatment of autoimmune diseases is expected to have a 20-year term of September 2038, absent any patent term extensions available.  The second is directed to the combination of KZR-616 and related analogs and immunomodulator drugs, such as mycophenolate mofetil, for the treatment of lupus, lupus nephritis and other autoimmune diseases. The 20-year term of this family is expected to be August 2038, absent any patent term extensions available.

KP-00-008 – patent application directed to formulations of KZR-616 is pending, with no issued patents yet. The 20-year term of this family is expected to be October 2039, absent any patent term extensions available.

We continue to file applications for new methods of treatment, clinical protocols, and other uses in view of results from ongoing drug discovery and development efforts.

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

KP-01-002 – composition of matter patent application pending directed to protein secretion modulators and covering Kezar’s current clinical candidate KZR-616 as a tumor therapeutic, with no issued patents yet.  The 20-year term of this family is expected to be March 2039, absent any patent term extensions available.

KP-01-004– composition of matter patent application directed to a protein secretion modulator chemical scaffold developed by Kezar.  There are no issued patents yet, but the 20-year term of this family is expected to be February 2040, absent any patent term extensions available.

We continue to file applications for new composition of matter for other protein secretion modulators and new methods of treatment, in view of results from ongoing drug discovery and development efforts.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the drug development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending new drug applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant ODD to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. ODD must be requested before submitting an NDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If the FDA approves a sponsor’s marketing application for a designated orphan drug for use in the rare disease or condition for which it was designated, the sponsor is eligible for a seven-year period of marketing exclusivity, during which the FDA may not approve another sponsor’s marketing application for a drug with the same active moiety and intended for the same use or indication as the approved orphan drug, except in limited circumstances, such as if a subsequent sponsor demonstrates its product is clinically superior. During a sponsor’s orphan drug exclusivity period, competitors, however, may receive approval for drugs with different active moieties for the same indication as the approved orphan drug, or for drugs with the same active moiety as the approved orphan drug, but for different indications. Orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for a drug with the same active moiety intended for the same indication before we do, unless we are able to demonstrate that grounds for withdrawal of the orphan drug exclusivity exist, or that our product is clinically superior. Further, if a designated orphan drug receives marketing approval for an indication broader than the rare disease or condition for which it received ODD, it may not be entitled to exclusivity.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors),and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

The PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, the PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the PPACA extends manufacturers’ Medicaid rebate liability, expanded eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For Example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

As a result of the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program, Medicare payments are increasingly tied to quality of care and value measures, and reporting of related data by providers such as physicians and hospitals. So called “value-based reimbursement” measures may present challenges as well as potential opportunities for biopharmaceutical manufacturers. Medicare incentives for providers meeting certain quality measures may ultimately prove beneficial for manufacturers that are able to establish that their products may help providers to meet such measures. However, manufacturers’ ability to market their drug products based on quality or value is highly regulated and not always permissible. In addition, potentially decreased Medicare reimbursement to those providers that fail to adequately comply with quality reporting requirements could translate to decreased resources available to purchase products and may negatively impact marketing or utilization of our product candidates if they are approved for marketing. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. We cannot predict the full impact the longer-term shift towards value-based reimbursement will have on any of our product candidates in either the Medicare program, or in any other third party payor programs that may similarly tie payment to provider quality.

We expect additional healthcare reform initiatives to be adopted in the future, particularly in light of the new presidential administration. We also expect these initiatives to increase pressure on drug pricing. Further, it is possible that additional governmental action is taken in response to the evolving effects of the COVID-19 pandemic.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 47 full-time employees, 36 of whom were primarily engaged in research and development activities and 12 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

The ongoing COVID-19 pandemic has led to the implementation of social distancing and public health safety measures, as well as adverse impacts on healthcare facilities and hospitals across the United States and in other countries where we conduct our clinical trials. The cumulative effect of restrictions related to COVID-19 may continue to disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations, as well as the duration of the COVID-19 pandemic. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The spread of COVID-19 has caused a broad impact globally and may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global pandemic of COVID-19 continues to rapidly evolve. The extent to which it impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the efficacy of vaccines and the evolution of viral variations and mutations, as well as travel restrictions, social distancing requirements and business closures in the United States and other countries.  Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic could negatively affect our ability to enroll and conduct our clinical trials.

Our clinical trials will be affected by the COVID-19 pandemic. As a result of the demands on our healthcare system relating to COVID-19, we anticipate delays in our clinical development timelines and data release milestones for our product candidates. Clinical site initiation and patient enrollment will be delayed due to prioritizing hospital resources for the treatment of patients with COVID-19. The patients in our clinical trials may not be able to comply with clinical trial protocols if governmental orders or other safety measures impede travel and mobility or interrupt healthcare services. As a result, we may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. We may also experience the following adverse impacts:

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $41.7 million, $35.1 million and $23.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $126.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue the ongoing and planned development of KZR-616 and KZR-261;
●	seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
●	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	seek marketing approvals for KZR-616, KZR-261 and any future product candidates that successfully complete clinical trials;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

●	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
●	implement operational, financial, management and compliance systems; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

We are a clinical-stage company founded in February 2015, and our operations to date have been largely focused on raising capital and conducting preclinical studies and clinical trials of KZR-616 and KZR-261, as well as research and discovery activities under our protein secretion program. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $140.4 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2020 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In September 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-248752) that allows us to sell up to an aggregate of $200 million of our securities, which includes up to $50.0 million designated in a prospectus supplement for an at-the-market offering program, or the ATM program. We have sold an aggregate of approximately $11.0 million worth of our common stock pursuant to the ATM program, all of which occurred in February 2021, and approximately $189 million remains available under the shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, as a result of the current demands on our healthcare system relating to the COVID-19 pandemic, we anticipated delays in our previously anticipated clinical development timelines and data release milestones for KZR-616. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. We may experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

●	allocation of hospital and healthcare resources to focus on care and treatment of patients with COVID-19 and away from conducting clinical trials;
●

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

●	delays in reaching a consensus with the FDA and other regulatory authorities on the design of our clinical trials;
●	the number of patients required for clinical trials to produce statistically meaningful data may be larger than we anticipate;
●	delays in manufacturing, testing, releasing, validating and shipping stable quantities of our product candidates for our clinical trial sites;
●	the costs of clinical trials of our product candidates may be greater than we anticipate;
●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	failure to perform our clinical trials in accordance with current Good Clinical Practice, or cGCP, or regulations required by the FDA or other regulatory authorities;
●	changes in regulatory requirements and guidance or other unforeseen regulatory developments that require amending or submitting new clinical protocols;
●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
●	business interruptions resulting from geo-political actions, war, terrorism, natural disasters or public health epidemics.

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

Our product candidates will require clinical testing before we are prepared to submit an NDA for regulatory approval. We estimate that the successful completion of clinical trials of our product candidates will take several years to complete. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. We may design the inclusion and exclusion criteria for trial participation too narrowly, which would make it difficult to find and enroll patients for our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying. The clinical trial process is also time consuming. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available, particularly from our open-label studies. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or top-line data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data may not be statistically significant and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data may cause the trading price of our common stock to fluctuate significantly and could significantly harm our business prospects.

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

If we seek approval of our product candidates outside of the United States, we expect that we will be subject to additional risks in commercialization including:

●	different regulatory requirements for approval of therapies in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	foreign reimbursement, pricing and insurance regimes;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, war, terrorism, natural disasters and public health epidemics.

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

Risks Related to Regulatory Compliance

Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

●

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors),and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist certified registered nurse anesthetists and certified nurse midwives during the previous year; and

●

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been executive, judicial and Congressional challenges to certain provisions of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when a decision will be made.  Although the Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA.  It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The American Taxpayer Relief

Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, the full impact of the introduction of the Medicare Quality Payment Program on overall physician reimbursement remains unclear.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach the Onyx License Agreement, we could lose the ability to continue the development and commercialization of KZR-616.

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

Risks Related to Ownership of Our Common Stock and Other General Matters

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

Based upon our shares of our common stock outstanding as of December 31, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 46% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Holders

As of March 8, 2021, there were approximately 26 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Prior to the date of this Annual Report on Form 10-K, we used all of the net offering proceeds from the IPO, primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in autoimmunity and cancer. We are developing our lead product candidate, KZR-616, a first-in-class selective immunoproteasome inhibitor, in severe autoimmune diseases where limited treatment options exist. We are conducting Phase 2 clinical trials of KZR-616 in three autoimmune diseases of high unmet need: the MISSION trial in patients with lupus nephritis; and the PRESIDIO trial in patients with dermatomyositis or polymyositis. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of autoimmune diseases given the compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases. Based on results from our Phase 1a studies in healthy volunteers and the preliminary results from the Phase 1b portion of the MISSION trial in patients with systemic lupus erythematosus, also known as lupus or SLE, KZR-616 has largely avoided adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. In addition, we have seen encouraging clinical activity and biomarker data in SLE patients.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics targeting oncology indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. KZR-261 is undergoing laboratory studies and manufacturing activities in support of an investigational new drug application, which we anticipate submitting to the U.S. Food and Drug Administration in mid-2021 for a Phase 1 clinical trial in solid tumors. We believe this discovery platform has the potential to yield small molecule candidates that, if successfully developed and approved, could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $41.7 million, $35.1 million and $23.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2020, we had an accumulated deficit of $126.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

●

Expected volatility— The expected volatility was estimated based on the weighted average historical volatilities of our common stock price and a peer group of comparable publicly traded life sciences and biotechnology companies over a period equal to the expected term of the stock option grants as we do not have significant trading history for our common stock. The comparable companies were chosen based on their size, stage in the life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies—Accounting Pronouncements Adopted in 2020” for more information. There are no new accounting pronouncements yet to be adopted that are expected to have a material impact on our financial statements.

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

The following table summarizes our research and development expenses for the years ended:

	Year Ended December 31,
	2020	2019	2018
(dollars in millions)	(unaudited)
Research and development expenses by program:
KZR-616	$18.9	$17.4	$12.7
Protein Secretion	12.1	10.0	5.5
Total research and development expenses	$31.0	$27.4	$18.2

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and expenses for outside professional services, including legal, human resource, information technology and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. We will incur additional expenses as we increase the size of our administrative function to support the growth of our business.

Interest Income

Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included in Part II, Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,			$ Change
(dollars in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Operating expenses:
Research and development	$31.0	$27.4	$18.2	$3.6	$9.2
General and administrative	11.9	10.0	6.6	1.9	3.4
Total operating expenses	42.9	37.4	24.8	5.5	12.6
Loss from operations	(42.9)	(37.4)	(24.8)	(5.5)	(12.6)
Interest income	1.2	2.3	1.6	(1.1)	0.7
Net loss	$(41.7)	$(35.1)	$(23.2)	$(6.6)	$(11.9)

Research and Development Expenses

Research and development expenses increased by $3.6 million in 2020 compared to 2019. The increase was primarily due to an increase of $1.1 million in clinical trial related costs for KZR-616, an increase of $0.8 million in preclinical expenses related to the protein secretion program, an increase of $1.7 million in personnel expenses due to an increase in headcount, an increase of $0.3 million in stock-based compensation and an increase of $0.2 million in facility-related expenses, offset by a decrease of $1.0 million in manufacturing expenses. In addition, the Australian Research and Development Tax Incentive credit earned for the year ended December 31, 2020 decreased by $0.5 million compared to the same period in 2019, which is recorded as a reduction in our research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million in 2020 compared to 2019. The increase was primarily due to an increase of $0.5 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.6 million in stock-based compensation, an increase of $0.6 million in consulting and professional fees and an increase of $0.2 million in directors and officers liability insurance.

Interest Income

Interest income decreased by $1.1 million in 2020 compared to 2019. The decrease was attributable to lower interest rates on our marketable securities.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had $21.2 million in cash and cash equivalents and $119.2 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, commercial paper and corporate debt securities. As of December 31, 2020, our cash equivalents and marketable securities had an average maturity of approximately six months and the longest maturity was eleven months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $41.7 million for the year ended December 31, 2020, and we had an accumulated deficit of $126.0 million as of December 31, 2020.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Public Offerings

In February 2020, we completed an underwritten public offering of 18,965,385 shares of our common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of our common stock at an exercise price of $0.001 per share. The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the public offering were approximately $53.3 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.

In June 2020, we completed an underwritten public offering of 7,590,909 shares of our common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of our common stock at an exercise price of $0.001 per share. In July 2020, we issued an additional 427,707 shares of common stock, pursuant to the exercise by the underwriters of their option to purchase additional shares of common stock. The public offering price of our common stock was $5.50 per share and the public offering price of the pre-funded warrants was $5.499 per underlying share. The net proceeds from the public offering were approximately $45.9 million, after deducting underwriting discounts and commissions and other offering expenses paid by us.

At-the-Market Offering Program

In September 2020, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-248752). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. We sold approximately $11.0 million of our common stock pursuant to the ATM Agreement in February 2021, and approximately $39.0 million of common stock remains available for future sale.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(dollars in millions)
Net cash used in operating activities	$(36.9)	$(29.9)	$(20.8)
Net cash (used in) provided by investing activities	(56.5)	20.4	(83.9)
Net cash provided by financing activities	99.6	0.3	77.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6.3	$(9.2)	$(26.9)

Cash Flows from Operating Activities

During the year ended December 31, 2020, cash used in operating activities was $36.9 million, which consisted of a net loss of $41.7 million and a net change of $2.0 million in our net operating assets and liabilities, and adjusted by non-cash charges of $6.8 million. The non-cash charges consisted of $1.5 million for depreciation and amortization and $4.9 million for stock-based compensation expense, $0.3 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $1.4 million in prepaid expenses and other current assets and a decrease of $0.9 million in operating lease liabilities, offset by an increase of $0.3 million in accounts payable and accrued expenses due to timing of payments and increased clinical and manufacturing expenditures.

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

Cash Flows from Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $56.5 million primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment was $0.2 million during the year ended December 31, 2020.

During the year ended December 31, 2019, cash provided by investing activities was $20.4 million primarily relating to the maturities of marketable securities $123.3 million exceeding purchases of such marketable securities $102.3 million. Payments for the purchases of property and equipment was $0.6 million during the year ended December 31, 2019.

During the year ended December 31, 2018, cash used in investing activities was $83.9 million primarily consisted of $119.2 million in purchases of marketable securities offset by $36.5 million of maturities of such marketable securities. Payments for the purchases of property and equipment was $1.1 million during the year ended December 31, 2018.

Cash Flows from Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $99.6 million, consisting of $99.2 million of net proceeds received from the underwritten public offerings and $0.4 million from the issuance of common stock pursuant to our employee equity plans.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in millions):

CONTRACTUAL OBLIGATIONS	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$6.7	$1.5	$3.2	$2.0	$—
Total obligations	$6.7	$1.5	$3.2	$2.0	$—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $140.4 million as of December 31, 2020, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2020, our cash equivalents and marketable securities had an average maturity of approximately six months and the longest maturity was eleven months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.1 million of our cash balance was located in Australia as of December 31, 2020. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Information About Our Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2021 Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” in our 2021 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.3

Description of the Company’s Securities (incorporated by incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 12, 2020).

4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on February 3, 2020).
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

10.12+

Amended and Restated Executive Employment Agreement between the Company and Marc L. Belsky, dated January 14, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 12, 2020.

10.13†

Executive Employment Agreement between the Company and Noreen Henig, M.D., dated April 25, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on May 7, 2020.

10.14†

Executive Employment Agreement between the Company and Vassiliki Economides, dated January 14, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on May 7, 2020.

10.15†

Exclusive License Agreement by and between the Company and Onyx Therapeutics, Inc., dated June 11, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.16

Lease between the Company and AP3-SF1 4000 Shoreline, LLC, dated August 16, 2017 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).

10.17

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

Kezar Life Sciences, Inc. (Registrant)

March 11, 2021	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

March 11, 2021	By:	/s/ Marc Belsky
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

Name	Title	Date

/s/ John Fowler	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
John Fowler

/s/ Marc Belsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 11, 2021
Marc Belsky

/s/ John-Pierre Sommadossi, Ph.D.	Chairman of the Board of Directors	March 11, 2021
John-Pierre Sommadossi, Ph.D.

/s/ Franklin Berger	Director	March 11, 2021
Franklin Berger

/s/ Graham Cooper	Director	March 11, 2021
Graham Cooper

/s/ Jason Dinges, Ph.D.	Director	March 11, 2021
Jason Dinges, Ph.D.

/s/ Elizabeth Garner, M.D.	Director	March 11, 2021
Elizabeth Garner, M.D.

/s/ Michael Kauffman, M.D., Ph.D.	Director	March 11, 2021
Michael Kauffman, M.D., Ph.D.

/s/ Christopher Kirk, Ph.D.	President, Chief Scientific Officer and Director	March 11, 2021
Christopher Kirk, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kezar Life Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kezar Life Sciences, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California

March 11, 2021

KEZAR LIFE SCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,228	$14,951
Marketable securities	119,219	63,255
Prepaid expenses	2,733	1,878
Other current assets	1,631	1,048
Total current assets	144,811	81,132
Property and equipment, net	3,435	4,282
Operating lease right-of-use asset	3,314	3,817
Other assets	282	282
Total assets	$151,842	$89,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,358	$823
Accrued liabilities	3,021	4,218
Operating lease liabilities, current	1,042	900
Other liabilities, current	21	62
Total current liabilities	6,442	6,003
Operating lease liabilities, noncurrent	4,422	5,464
Total liabilities	10,864	11,467
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of December 31, 2020 and 2019; 46,359,743 and 19,208,077 shares issued and outstanding as of December 31, 2020 and 2019, respectively	46	19
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	267,093	162,505
Accumulated other comprehensive loss	(137)	(196)
Accumulated deficit	(126,024)	(84,282)
Total stockholders' equity	140,978	78,046
Total liabilities and stockholders' equity	$151,842	$89,513

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Operations

(In thousands except share and per share data)

	Year Ended
	December 31,
	2020	2019	2018
Operating expenses:
Research and development	$30,981	$27,363	$18,136
General and administrative	11,969	9,979	6,590
Total operating expenses	42,950	37,342	24,726
Loss from operations	(42,950)	(37,342)	(24,726)
Interest income	1,208	2,255	1,559
Net loss	$(41,742)	$(35,087)	$(23,167)
Net loss per common share, basic and diluted	$(0.95)	$(1.84)	$(2.26)
Weighted-average shares used to compute net loss per common share, basic and diluted	44,004,190	19,083,826	10,264,584

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31,
	2020	2019	2018
Net loss	$(41,742)	$(35,087)	$(23,167)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	82	(45)	(72)
Unrealized (loss) gain on marketable securities	(23)	52	(20)
Total other comprehensive income (loss), net of tax	59	7	(92)
Comprehensive loss	$(41,683)	$(35,080)	$(23,259)

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands, except share and per share amounts)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)
Balance at December 31, 2017	12,263,126	$77,931	948,578	$1	$451	$(111)	$(26,028)	$(25,687)
Conversion of redeemable convertible preferred stock to common stock	(12,263,126)	(77,931)	12,263,126	12	77,919	—	—	77,931
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,750,000	6	77,689	—	—	77,695
Issuance of common stock under employee stock incentive plans, net of amount related to early exercised options	—	—	142,528	—	55	—	—	55
Issuance of common stock upon vesting of restricted stock units	—	—	10,189	—	—	—	—	—
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	69	—	—	69
Stock-based compensation expense	—	—	—	—	1,993	—	—	1,993
Other comprehensive loss	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	(23,167)	(23,167)
Balance at December 31, 2018	—	—	19,114,421	19	158,176	(203)	(49,195)	108,797
Issuance of common stock under employee stock incentive plans	—	—	93,656	—	272	—	—	272
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	50	—	—	50
Stock-based compensation expense	—	—	—	—	4,007	—	—	4,007
Other comprehensive income	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(35,087)	(35,087)
Balance at December 31, 2019	—	—	19,208,077	19	162,505	(196)	(84,282)	78,046
Issuance of common stock and pre-funded warrants through underwritten offerings, net of offering costs of $6,748			26,984,001	27	99,134	—	—	99,161
Issuance of common stock under employee stock incentive plans	—	—	167,665	—	470	—	—	470
Vesting related to shares of common stock issued pursuant to early exercises	—	—	—	—	41	—	—	41
Stock-based compensation expense	—	—	—	—	4,943	—	—	4,943
Other comprehensive income	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(41,742)	(41,742)
Balance at December 31, 2020	—	$—	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(41,742)	$(35,087)	$(23,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,544	1,301	690
Stock-based compensation	4,943	4,007	1,993
Amortization of premiums and discounts on marketable securities	317	(979)	(476)
Loss on disposal of property and equipment	—	—	106
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,424)	(553)	(1,136)
Other assets	—	—	61
Accounts payable and accrued liabilities	313	2,208	1,440
Operating lease liabilities and other liabilities	(900)	(774)	(8)
Deferred rent	—	—	(295)
Net cash used in operating activities	(36,949)	(29,877)	(20,792)
Cash flows from investing activities:
Purchases of property and equipment	(194)	(607)	(1,120)
Purchases of marketable securities	(225,728)	(102,255)	(119,244)
Maturities of marketable securities	169,424	123,281	36,450
Proceeds from sale of property and equipment	—	—	10
Net cash provided by (used in) investing activities	(56,498)	20,419	(83,904)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants in underwritten offerings, net of offering costs	99,186	—	77,695
Proceeds from issuance of common stock under employee stock incentive plans	456	272	218
Net cash provided by financing activities	99,642	272	77,913
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	(45)	(81)
Net (decrease) increase in cash, cash equivalents and restricted cash	6,277	(9,231)	(26,864)
Cash, cash equivalents and restricted cash at the beginning of period	14,951	24,182	51,046
Cash, cash equivalents and restricted cash at the end of period	$21,228	$14,951	$24,182
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$41	$50	$69
Addition of tenant improvement paid by landlord	$—	$—	$2,703
Purchase of property and equipment in accounts payable	$—	$—	$38
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$77,931
Unpaid offering costs in accrued liabilities	$25	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company”) was incorporated in Delaware on February 19, 2015, and commenced operations in June 2015. The Company is a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $126.0 million as of December 31, 2020. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In September 2020, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Any shares of common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-248752). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. The Company has sold an aggregate of approximately $11 million worth of its common stock pursuant to the ATM Agreement, all of which occurred in February 2021.

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

We also anticipate that the COVID-19 pandemic will continue to have an impact on the clinical and preclinical development timelines for our clinical and preclinical programs.  Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic beginning in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, safety measures and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value, based upon quoted market prices or pricing models for similar securities. The Company considers its available-for-sale portfolio as available for use in current operations.  Unrealized gains and losses are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized or until a determination is made that an other-than-temporary decline in market value has occurred.  Realized gains and losses as well as credit losses, if any, on available-for-sale securities are included in other income (expense), net.  The cost of securities sold is based on the specific-identification method. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s consolidated statements of operations. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in debt securities with high credit quality, including U.S. government securities.

The Company regularly reviews all of its investments for other-than-temporary declines in estimated fair value. Its review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If a credit loss does exist for available-for-sale debt securities and should be recognized, an allowance will be recorded rather than a write-down of the amortized cost basis. To date, no such credit losses have occurred or have been recorded.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2020, the majority of the

Company’s cash, cash equivalents and marketable securities were held by financial institutions in the United States, while approximately $0.1 million was held by a financial institution in Australia. Such deposits in the United States were in excess of insured limits.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2020, there have been no such impairment losses.

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

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

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

The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company separately accounts for lease and non-lease components for all of its leases.

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

The Company recognized $58,000, $635,000 and $5,000 as a reduction of research and development expenses for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with the research and development tax incentive from the ATO. As of December 31, 2020 and 2019, the research and development tax credit receivable was $766,000 and $642,000, respectively, which is included in other current assets in the consolidated balance sheets.

Stock-Based Compensation

Stock-based awards issued to employees, directors and nonemployee consultants, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the expected vesting period. For share-based awards that vest subject to a performance condition, the Company will recognize compensation cost for awards if and when the Company concludes that it is probable that the awards with a performance condition will be achieved on an accelerated attribution method. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for the periods presented since the effects of potentially dilutive securities are antidilutive given the net loss of the Company. The pre-funded warrants are included in the computation of basic and diluted net loss per common share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.

Accounting Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) as well as subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. The Company adopted the new standard using the modified retrospective approach as of January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendment of ASU No. 2018-13 removes disclosure requirements from Topic 820 in the areas of: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The Company adopted the new standard as of January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles found in ASC740, Income Taxes. As part of the simplification, along with other exceptions, it removes the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income or a gain from other items. The Company early adopted ASU 2019-12 as of January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of December 31, 2020 or 2019.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	December 31, 2020
Financial Assets:	Total	Level 1	Level 2	Level 3
Money market funds	$19,347	$19,347	$—	$—
U.S. Treasury securities	107,708	107,708	—	—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	10,511	—	10,511	—
Total	$138,566	$127,055	$11,511	$—

	December 31, 2019
Financial Assets:	Total	Level 1	Level 2	Level 3
Money market funds	$14,731	$14,731	$—	$—
U.S. Treasury securities	5,285	5,285	—	—
Commercial paper	15,186	—	15,186	—
Corporate debt securities	17,171	—	17,171	—
U.S. agency bonds	25,613	—	25,613	—
Total	$77,986	$20,016	$57,970	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$19,347	$—	$—	$19,347
U.S. Treasury securities	107,703	10	(5)	107,708
Commercial paper	998	2	—	1,000
Corporate debt securities	10,509	3	(1)	10,511
Total	$138,557	$15	$(6)	$138,566

	December 31, 2019
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$14,731	$—	$—	$14,731
U.S. Treasury securities	5,285	1	(1)	5,285
Commercial paper	15,174	12	—	15,186
Corporate debt securities	17,168	3	—	17,171
U.S. agency bonds	25,597	16	—	25,613
Total	$77,955	$32	$(1)	$77,986

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2020 and 2019.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$43,202	$(5)	$4,535	$(1)
Corporate debt securities	9,006	(1)	—	—
Total	$52,208	$(6)	$4,535	$—

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.

As of December 31, 2020, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities maturing:
In one year or less	$138,557	$138,566
Total available-for-sale securities	$138,557	$138,566

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at December 31, 2020. There were no sales of available-for-sale securities in any of the periods presented.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,750	2,578
Computer equipment	159	253
Total property and equipment	6,177	6,099
Less accumulated depreciation and amortization	(2,742)	(1,817)
Property and equipment, net	$3,435	$4,282

Depreciation expense was $0.9 million for the year ended December 31, 2020, $0.9 million for the year ended December 31, 2019 and $0.7 million for the year ended December 31, 2018.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Accrued preclinical and research costs	$461	$1,687
Accrued clinical costs	929	1,027
Accrued employee-related costs	1,355	1,293
Accrued professional services	103	53
Other	173	158
Total accrued liabilities	$3,021	$4,218

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in 4000 Shoreline Court, South San Francisco, California. The lease commenced on March 1, 2018 and terminates on February 28, 2025.

The contractually specified minimum rent and annual rent increases for the operating lease are included in the measurement of the ROU asset and related lease liabilities. Under the lease arrangement, we may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in our Consolidated Statements of Operations when they are incurred. The operating lease agreement has one option to extend the lease term for a period of five years at the fair market rate at the time of the extension. The option to extend the lease was not recognized as part of the Company’s lease liability and ROU asset as the Company determined the renewal rent costs are uncertain and the option is not reasonably certain to be exercised.

As of December 31, 2020, the weighted average remaining lease term was 4.17 years and the weighted average discount rate used to determine the operating lease liability was 10.0%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019

Cash paid for operating lease liabilities	$900	$774
Operating lease costs	1,099	1,099
Variable lease costs	542	505

Maturities of lease liabilities as of December 31, 2020 were as follows for the years ending December 31:
2021	$1,542
2022	1,588
2023	1,635
2024	1,684
2025	282
Total undiscounted lease payments	6,731
Less: imputed interest	(1,267)
Total lease liabilities	$5,464

Operating lease liabilities, current	1,042
Operating lease liabilities, noncurrent	4,422
Total operating lease liabilities	$5,464

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $1.1 million, $1.1 million and $1.0 million of rent expense, respectively. Variable lease costs were $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7. Redeemable Convertible Preferred Stock

In connection with the completion of the Company’s IPO in June 2018, all outstanding shares of convertible preferred stock converted into 12,263,126 shares of common stock.

8. Pre-Funded Warrants

In February 2020, the Company completed the February Offering, which included the issuance and sale of pre-funded warrants to purchase 2,884,615 shares of its common stock. The public offering price of the pre-funded warrants was $2.599 per underlying share.

In June 2020, the Company completed the June Offering, which included the issuance and sale of pre-funded warrants to purchase 909,091 shares of its common stock. The public offering price of the pre-funded warrants was $5.499 per underlying share.

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2020, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of December 31, 2020.

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

9. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. As of December 31, 2020, options to purchase 2,689,068 shares of common stock were outstanding under the 2018 Plan and 1,286,960 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of December 31, 2020, options to purchase 1,800,054 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of December 31, 2020, 137,668 shares of common stock had been issued under the ESPP and 445,556 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on November 16, 2020.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,107,066	$7.19	8.2	$3,151
Options granted	1,503,876	$3.87
Options exercised	(56,653)	$1.95		$185
Options cancelled/forfeited	(65,167)	$7.84
Outstanding at December 31, 2020	4,489,122	$6.14	7.8	$7,134
Vested and exercisable at December 31, 2020	2,358,197	$5.62	7.0	$4,627

The weighted average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $2.76 and $9.33 per share, respectively. The aggregate intrinsic value of exercised stock options during the years ended December 31, 2020 and 2019 was $185,000 and $292,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

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

As of December 31, 2020 and 2019, there were 8,859 and 30,027 shares, respectively, of nonvested common stock outstanding that were exercised early and remain subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option one year after the applicable vesting commencement date and 1/48 of the shares underlying the option each month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital. As of December 31, 2020 and 2019, the Company recorded in other current liabilities $21,000 and $62,000, respectively, associated with shares issued upon the early exercise of stock options that are subject to repurchase.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$2,102	$1,777	$842
General and administrative	2,841	2,230	1,151
Total stock-based compensation expense	$4,943	$4,007	$1,993

As of December 31, 2020, the unrecognized stock-based compensation cost was $9.6 million with an estimated weighted average amortization period of 2.4 years.

The fair value of the employee stock options granted and the ESPP rights to purchase common stock of the Company is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Expected term (years)	5.5 - 6.0	5.8 - 5.9	5.5 - 6.1	0.5	0.5	0.5
Expected volatility	83.8 - 91.9%	78.7 - 83.7%	82.0 - 83.2%	101.7 - 114.3%	73.7 - 109.9%	74.3%
Risk-free interest rate	0.4 - 1.6%	1.5 - 2.6%	2.6 - 3.1%	0.1 - 0.2%	1.6 - 2.4%	2.5%
Expected dividend yield	—	—	—	—	—	—

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

10. Commitments & Contingencies

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

11. License Agreement

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

12. Defined Contribution Plan

The Company has a qualified 401(k) Savings and Investment Plan (the “Plan”) whereby employees may contribute up to the lesser of $56,000 or 100% of their pre-tax compensation. The total contributed amount from the employees is only up to Federal annual limits. The Company matches $1.00 for every $1.00 contributed to the Plan by participants up to the first 4% of base compensation and incentive cash bonus (subject to statutory limits). During the years ended December 31, 2020, 2019 and 2018, the Company recorded matching contributions of approximately $326,000, $249,000 and $167,000, respectively.

13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2020, 2019 and 2018. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(41,599)	$(34,181)	$(23,047)
Foreign	(143)	(906)	(120)
Total	$(41,742)	$(35,087)	$(23,167)

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for years 2016 through 2020. The Company has utilized $373,000, $284,000 and $175,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities for the years ended December 31, 2020, 2019 and 2018, respectively.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1	0.9	6.4
Foreign tax rate differential	0.0	0.2	0.1
Permanent differences	(2.7)	(1.7)	0.3
Research and development credit	2.6	1.9	1.4
Change in valuation allowance	(22.0)	(22.3)	(29.2)
Provision for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Deferred tax assets
Reserves and accruals	$1,665	$1,056	$1,009
Net operating loss carryforwards	24,824	16,986	10,985
Research and development credit carryforwards	2,938	2,177	1,194
Lease Liabilities	1,148	1,336	—
Gross deferred tax assets	30,575	21,555	13,188
Valuation allowance	(29,410)	(20,196)	(12,560)
Net deferred tax assets	1,165	1,359	628
Deferred tax liabilities
Property and equipment	(469)	(557)	(628)
Right-of-use asset	(696)	(802)	—
Net deferred tax	$—	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income. Since the amount and timing of future income are uncertain, the net deferred tax assets, as of December 31, 2020, and December 31, 2019 have been fully offset by a valuation allowance. The valuation allowance increased approximately $9.2 million, $7.6 million and $5.1 million during the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, the Company had federal net operating loss (“NOL”) carryforward of $109.7 million and a federal research and development tax credit carryforward of $2.4 million. If not utilized sooner, the federal NOL generated through December 31, 2017 and tax credit carryforwards will expire, beginning in 2035. Federal net operating loss carryforwards of $87.6 million generated from years ended after December 31, 2017, carryforward indefinitely. As of December 31, 2020 the Company had a state NOL carryforward of $17.3 million, which will expire beginning in 2035, and a state research and development tax credit carryforward of $1.8 million, which does not expire.

As of December 31, 2020, the Company also had accumulated Australian tax losses of $1.9 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Code and similar California laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not utilized any NOL carryforwards through December 31, 2020. In addition, the Company’s deferred tax assets are subject to a full valuation allowance, and thus no benefit for deferred tax assets is recorded on the Company’s books. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in the Company’s stock ownership.

The Company had $0.9 million of unrecognized tax benefits as of December 31, 2020. No liability related to uncertain tax positions is recorded on the financial statements. All uncertain tax positions are currently recorded as a reduction to our deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2020. A reconciliation of our unrecognized tax benefits for the year ended December 31, 2020 is as follows (in thousands):

Unrecognized Income Tax Benefits
Balance as of December 31, 2019	$—
Additions for prior year tax positions	381
Additions for current year tax positions	487
Balance as of December 31, 2020	$868

The Company files income tax returns in the United States federal jurisdiction, state jurisdictions and Australia. The Company currently has no federal, state or other jurisdictional tax examinations in progress. All years are open for examination by federal, state and Australian authorities.

14. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(41,742)	$(35,087)	$(23,167)
Denominator:
Weighted-average shares of common stock outstanding	44,004,190	19,083,826	10,264,584
Net loss per share, basic and diluted	$(0.95)	$(1.84)	$(2.26)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	4,489,122	3,107,066	2,181,466
Common stock subject to future vesting	8,859	30,027	89,257
Total	4,497,981	3,137,093	2,270,723

15. Selected Quarterly Financial Information (Unaudited)

The following amounts are in thousands, except per share amounts:

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(Unaudited)
Operating expenses	$10,478	$9,853	$11,551	$11,068
Net loss	$(10,012)	$(9,500)	$(11,289)	$(10,941)
Net loss per share, basic and diluted	$(0.30)	$(0.22)	$(0.23)	$(0.22)

	Quarter Ended
(in thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Unaudited)
Operating expenses	$8,309	$9,355	$9,681	$9,997
Net loss	$(7,642)	$(8,718)	$(9,148)	$(9,579)
Net loss per share, basic and diluted	$(0.40)	$(0.46)	$(0.48)	$(0.50)

Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted net loss per share amounts.