Form 10-Q
period 2021-03-31
Kezar Life Sciences, Inc.
filed 2021-05-12
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 48,089,686 shares of common stock, $0.001 par value per share, outstanding.

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

•

If we are unable to obtain and maintain patent protection for KZR-616 and KZR-261, if the scope of patent protection is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,908	$21,228
Marketable securities	119,400	119,219
Prepaid expenses	2,409	2,733
Other current assets	961	1,631
Total current assets	145,678	144,811
Property and equipment, net	3,204	3,435
Operating lease right-of-use asset	3,173	3,314
Other assets	282	282
Total assets	$152,337	$151,842
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,578	$2,358
Accrued liabilities	2,889	3,021
Operating lease liabilities, current	1,080	1,042
Other liabilities, current	14	21
Total current liabilities	7,561	6,442
Operating lease liabilities, noncurrent	4,139	4,422
Total liabilities	11,700	10,864
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2021 (unaudited) and December 31, 2020; 48,079,868 and 46,359,743 shares issued and outstanding as of March 31, 2021 (unaudited) and December 31, 2020, respectively	48	46
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 (unaudited) and December 31, 2020	—	—
Additional paid-in capital	279,747	267,093
Accumulated other comprehensive loss	(140)	(137)
Accumulated deficit	(139,018)	(126,024)
Total stockholders' equity	140,637	140,978
Total liabilities and stockholders' equity	$152,337	$151,842

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$9,286	$7,457
General and administrative	3,762	3,021
Total operating expenses	13,048	10,478
Loss from operations	(13,048)	(10,478)
Interest income	54	466
Net loss	$(12,994)	$(10,012)
Net loss per common share, basic and diluted	$(0.25)	$(0.30)
Weighted-average shares used to compute net loss per common share, basic and diluted	51,058,039	32,867,597

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(12,994)	$(10,012)
Other comprehensive (loss) income
Foreign currency translation adjustments	(11)	(117)
Unrealized gain on marketable securities	8	191
Total other comprehensive (loss) income, net of tax	(3)	74
Comprehensive loss	$(12,997)	$(9,938)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME/(LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978
Issuance of common stock under the ATM Agreement, net of offering costs of $330	1,705,800	2	10,671	—	—	10,673
Issuance of common stock under employee stock incentive plans	14,325	—	48	—	—	48
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,928	—	—	1,928
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,994)	(12,994)
Balance at March 31, 2021	48,079,868	$48	$279,747	$(140)	$(139,018)	$140,637

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2019	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,447	18,965,385	19	53,341	—	—	53,360
Issuance of common stock under employee stock incentive plans	3,000	—	3	—	—	3
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,173	—	—	1,173
Other comprehensive income	—	—	—	74	—	74
Net loss	—	—	—	—	(10,012)	(10,012)
Balance at March 31, 2020	38,176,462	$38	$217,032	$(122)	$(94,294)	$122,654

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,994)	$(10,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	362
Stock-based compensation	1,928	1,173
Amortization of premiums and discounts on marketable securities	514	(96)
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	980	(256)
Accounts payable, accrued liabilities and other current liabilities	1,088	739
Operating lease liabilities	(245)	(211)
Net cash used in operating activities	(8,357)	(8,301)
Cash flows from investing activities:
Purchases of property and equipment	-	(93)
Purchases of marketable securities	(26,187)	(72,518)
Maturities of marketable securities	25,500	33,281
Net cash used in investing activities	(687)	(39,330)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	10,673	53,365
Proceeds from issuance of common stock under employee stock incentive plans	62	3
Net cash provided by financing activities	10,735	53,368
Effect of exchange rate changes on cash and cash equivalents	(11)	(117)
Net increase in cash and cash equivalents	1,680	5,620
Cash and cash equivalents at the beginning of period	21,228	14,951
Cash and cash equivalents at the end of period	$22,908	$20,571
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$7	$10
Unpaid offering costs in accrued liabilities	$25	$5

See accompanying notes to the unaudited condensed consolidated financial statements

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s lead product candidate, KZR-616. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $139.0 million as of March 31, 2021. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In September 2020, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Any shares of common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-248752). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. The Company has sold an aggregate of 1,705,800 shares of its common stock for gross proceeds of approximately $11.0 million at a purchase price of $6.45 per share pursuant to the ATM Agreement, all of which occurred in February 2021.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “Annual Report”), and there have been no material changes during the three months ended March 31, 2021.

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

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of March 31, 2021 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Standards Board and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s condensed consolidated financial statements.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of March 31, 2021 or December 31, 2020.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$20,342	$20,342	$—	$—
U.S. Treasury securities	96,566	96,566	—	—
Commercial paper	6,992	—	6,992	—
Corporate debt securities	15,842	—	15,842	—
Total	$139,742	$116,908	$22,834	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$19,347	$19,347	$—	$—
U.S. Treasury securities	107,708	107,708	—	—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	10,511	—	10,511	—
Total	$138,566	$127,055	$11,511	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2021
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$20,342	$—	$—	$20,342
U.S. Treasury securities	96,542	24	—	96,566
Commercial paper	6,992	—	—	6,992
Corporate debt securities	15,850	—	(8)	15,842
Total	$139,726	$24	$(8)	$139,742

	December 31, 2020
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$19,347	$—	$—	$19,347
U.S. Treasury securities	107,703	10	(5)	107,708
Commercial paper	998	2	—	1,000
Corporate debt securities	10,509	3	(1)	10,511
Total	$138,557	$15	$(6)	$138,566

As of March 31, 2021 and December 31, 2020, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$15,842	$(8)	$9,006	$(1)
Commercial paper	6,992	—	—	—
U.S. Treasury securities	—	—	43,202	(5)
Total	$22,834	$(8)	$52,208	$(6)

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at March 31, 2021. There were no sales of available-for-sale securities in any of the periods presented.

As of March 31, 2021, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$139,726	$139,742
Total available-for-sale securities	$139,726	$139,742

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,750	2,750
Computer equipment	159	159
Total property and equipment	6,177	6,177
Less accumulated depreciation and amortization	(2,973)	(2,742)
Property and equipment, net	$3,204	$3,435

Depreciation expense was $0.2 million for each of the three months ended March 31, 2021 and 2020.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued preclinical and research costs	$809	$461
Accrued clinical costs	849	929
Accrued employee-related costs	856	1,355
Accrued professional services	198	103
Other	177	173
Total accrued liabilities	$2,889	$3,021

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

Three months ended March 31, 2021
Cash paid for operating lease liabilities	$245
Operating lease costs	275
Variable lease costs	194

Maturities of lease liabilities as of March 31, 2021 were as follows for the years ending December 31:
2021	$1,162
2022	1,588
2023	1,635
2024	1,684
2025	282
Total undiscounted lease payments	6,351
Less: imputed interest	(1,132)
Total lease liabilities	$5,219

Operating lease liabilities, current	1,080
Operating lease liabilities, noncurrent	4,139
Total operating lease liabilities	$5,219

7. Pre-Funded Warrants

In February 2020, the Company completed the February Offering, which included the issuance and sale of pre-funded warrants to purchase 2,884,615 shares of its common stock. The public offering price of the pre-funded warrants was $2.599 per underlying share.

In June 2020, the Company completed the June Offering, which included the issuance and sale of pre-funded warrants to purchase 909,091 shares of its common stock. The public offering price of the public offering price of the pre-funded warrants was $5.499 per underlying share.

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2021, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of the date identified.

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying warrants as of March 31, 2021
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

8. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of March 31, 2021, options to purchase 5,350,986 shares of common stock were outstanding and 929,904 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2021, options to purchase 1,798,854 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of March 31, 2021, 137,668 shares of common stock had been issued under the ESPP and 820,556 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on November 16, 2020.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,489,122	$6.14	7.8	$7,134
Options granted	2,743,500	$5.45
Options exercised	(14,325)	$3.32		$41
Options cancelled/forfeited	(68,457)	$3.76
Outstanding at March 31, 2021	7,149,840	$5.90	8.4	$10,661
Vested and exercisable at March 31, 2021	2,667,188	$5.74	7.0	$6,199

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $3.95 per share. The aggregate intrinsic value of exercised stock options during the three months ended March 31, 2021 was $41,000. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$782	$464
General and administrative	1,146	709
Total stock-based compensation expense	$1,928	$1,173

As of March 31, 2021, the unrecognized stock-based compensation cost was $18.4 million with an estimated weighted average amortization period of 3.1 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (years)	6.0	5.0 - 5.9
Expected volatility	88.0 - 88.1%	83.8 - 87.1%
Risk-free interest rate	0.5 - 0.9%	0.7 - 1.6%
Expected dividend yield	—	—

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

9. Income Taxes

No provision for income taxes was recorded for the three months ended March 31, 2021 and 2020, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the three months ended March 31, 2021 and 2020, the Company utilized $154,000 and $156,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, respectively. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

10. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(12,994)	$(10,012)
Denominator:
Weighted-average shares of common stock outstanding	51,058,039	32,867,597
Net loss per share, basic and diluted	$(0.25)	$(0.30)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options to purchase common stock	7,149,840	4,070,166
Common stock subject to future vesting	5,904	24,733
Total	7,155,744	4,094,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 11, 2021, or the Annual Report.

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

Our lead product candidate, KZR-616, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE.  We are now leveraging its broad therapeutic potential in two Phase 2 clinical trials, MISSION and PRESIDIO, treating patients with severe autoimmune diseases characterized by high levels of unmet need. The Phase 2 portion of our MISSION clinical trial is evaluating KZR-616 in patients with lupus nephritis, or LN.  The PRESIDIO Phase 2 clinical trial is evaluating KZR-616 in dermatomyositis, or DM, and polymyositis, or PM, indications for which we have been granted orphan drug designation, or ODD, by the U.S. Food and Drug Administration, or FDA. Based on Phase 1 clinical data generated to date with KZR-616, as well as preclinical data with selective immunoproteasome inhibitors, we believe that KZR-616 has the potential to address multiple chronic immune-mediated diseases.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators.  The compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases provides proof of principle that inhibiting the immunoproteasome results in broad immunomodulatory benefit. Based on results from our Phase 1a studies in healthy volunteers and the preliminary results from the Phase 1b portion of our MISSION clinical trial, KZR-616 has largely avoided the adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received KZR-616 in the Phase 1b portion of the MISSION trial. We acquired exclusive worldwide rights to KZR-616 pursuant to a license agreement with Onyx Therapeutics, Inc., a wholly owned subsidiary of Amgen, Inc., in June 2015.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of equity securities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $41.7 million and $13.0 million for the year ended December 31, 2020 and the three months ended March 31, 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $139.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•	continue the ongoing and planned development of KZR-616 and KZR-261;
•	seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how
•	seek marketing approvals for KZR-616, KZR-261 and any future product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
•	implement operational, financial, management and compliance systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

Recent Highlights

In April 2021, we presented preclinical data at the American Association for Cancer Research (AACR) 2021 Virtual Annual Meeting examining the activity of KZR-261 and a closely related small molecule inhibitor of the Sec 61 translocon in hundreds of tumor cell lines. The objective was to compare drug activity and identify sensitivity to gene mutations and impact on gene expression levels. No single gene predicted the activity of KZR-261, consistent with the known impact of KZR-261 on multiple targets. However, representative gene modules identified through mechanism agnostic analysis were associated with sensitivity in tumor cells and showed high overlap with key processes involved in protein secretion. Analyses of primary tumor and tissue expression datasets predict that many tumor types will be more sensitive than normal tissues and cells. Data from these analyses will inform selection of tumor types for study in future clinical trials.

Global proteomic profiling of protein secretion in tumor cells and non-transformed cells was also conducted. KZR-261 and the related molecules reduce expression of Sec61 clients, namely secreted and transmembrane proteins. In tumor cells, these compounds reduced expression of approximately 10% of Sec61 clients by at least two-fold. However, in non-transformed cells, KZR-261 inhibited the expression of less than 5% of measured Sec61 clients, many of which can be measured from clinical samples in future clinical trials.

Phase 2 Clinical Trials

We are studying KZR-616 in two open Phase 2 clinical trials:

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

PRESIDIO is a Phase 2 randomized, placebo-controlled, double-blind, crossover, multicenter trial to evaluate the safety, tolerability, efficacy, pharmacokinetics and pharmacodynamics of KZR-616 in patients with active DM or PM. During the 32-week treatment period, patients receive either 45 mg of KZR-616 or placebo subcutaneously once weekly for 16 weeks followed by a crossover to the other treatment arm for an additional 16 weeks (the first two doses are at 30 mg). We expect to enroll 24 patients in the trial. Patients completing the study then have the opportunity to enroll into an open-label extension study to continue receiving KZR-616 treatment for 12 months. Top-line data from PRESIDIO are expected in the first half of 2022.

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

We are eligible under the AusIndustry Research and Tax Development Tax Incentive Program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to us on the basis of specific criteria with which we must comply related to research and development expenditures in Australia. These research and development tax incentives are recognized as contra research and development expenses when the right to receive the tax incentive has been attained and funds are considered to be collectible. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to our research and development expenditures and is due to us regardless of whether any Australian tax is owed. Amounts related to the AusIndustry Research and Development Tax Incentive Program are recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred by our Australian subsidiary, Kezar Life Sciences Australia Pty Ltd, a proprietary company limited by shares, and the amount of the consideration can be reliably measured.

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Research and development expenses by program:
KZR-616	$5.9	$4.9
Protein Secretion	3.4	2.6
Total research and development expenses	$9.3	$7.5

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(dollars in millions)	2021	2020	$ Change
Operating expenses:
Research and development	$9.3	$7.5	$1.8
General and administrative	3.8	3.0	0.8
Total operating expenses	13.1	10.5	2.6
Loss from operations	(13.1)	(10.5)	(2.6)
Interest income	0.1	0.5	(0.4)
Net loss	$(13.0)	$(10.0)	$(3.0)

Research and Development Expenses

Research and development expenses increased by $1.8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $1.1 million in manufacturing expenses driven by increased drug product manufacturing, an increase of $0.6 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.3 million in stock-based compensation and an increase of $0.2 million in consulting expenses, offset by a decrease of $0.4 million in preclinical expenses related to the Protein Secretion program.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $0.4 million in stock-based compensation and an increase of $0.2 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.1 million in directors and officers liability insurance, and an increase of $0.1 million in facilities related expenses.

Interest Income

Interest income decreased by $0.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was due to lower interest rates.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had $22.9 million in cash and cash equivalents and $119.4 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, commercial paper and corporate debt securities. As of March 31, 2021, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $13.0 million for the three months ended March 31, 2021, and we had an accumulated deficit of $139.0 million as of March 31, 2021.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2021 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In September 2020, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $50.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-248752). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. We have sold an aggregate of 1,705,800 shares of our common stock for gross proceeds of approximately $11.0 million at a purchase price of $6.45 per share pursuant to the ATM Agreement, all of which occurred in February 2021.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(8.4)	$(8.3)
Net cash used in investing activities	(0.7)	(39.3)
Net cash provided by financing activities	10.7	53.4
Effect of exchange rate changes on cash, cash equivalents	—	(0.2)
Net increase in cash, cash equivalents	$1.6	$5.6

Cash Flows from Operating Activities

During the three months ended March 31, 2021, cash used in operating activities was $8.4 million, which consisted of a net loss of $13.0 million and a net change of $1.8 million in our net operating assets and liabilities, adjusted by non-cash charges of $2.8 million. The non-cash charges consisted of $1.9 million for stock-based compensation expense, $0.5 million of amortization of premium and discounts on marketable securities and $0.4 million for depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase of $1.1 million in accounts payable and accrued liabilities and a decrease of $1.0 million in prepaid expenses and other current assets, offset by a decrease of $0.3 million in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2021, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. There were no purchases of property and equipment during the three months ended March 31, 2021.

Net cash used in investing activities was $39.3 million for the three months ended March 31, 2020, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.1 million during the three months ended March 31, 2020.

Cash Flows from Financing Activities

Net cash provided by financing for the three months ended March 31, 2021 was $10.7 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.1 million from the issuance of common stock pursuant to our employee equity plans.

Net cash provided by financing for the three months ended March 31, 2020 consisted of $53.4 million of net proceeds received from the underwritten public offerings and $3,000 from the issuance of common stock pursuant to our employee equity plans.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $142.3 million as of March 31, 2021, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2021, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.8 million of our cash balance was located in Australia as of March 31, 2021. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The ongoing COVID-19 pandemic has led to the implementation of public health safety measures and restrictions, as well as adverse impacts on healthcare facilities and hospitals across the United States and in other countries where we conduct our clinical trials. While we are not experiencing any material financial impacts at this time, the overall disruption of global healthcare systems, delays encountered with regulatory authorities and the other risks and uncertainties associated with the pandemic, our business operations, operating results and financial condition could be materially adversely affected, the magnitude of which will depend on the length and severity of the restrictions, as well as the duration of the COVID-19 pandemic and the outcome of vaccination measures.

Public health safety measures implemented as a result of COVID-19 may adversely impact our business operations, as well as the contract research organizations, or CROs, that support our clinical trials. In response to the ongoing COVID-19 pandemic, we and our CROs have taken measures to implement remote and virtual approaches, such as home health services and remote patient monitoring, where appropriate and possible, to maintain patient safety and trial continuity, to reduce travel to healthcare facilities and to preserve the integrity of our clinical trials. The COVID-19 pandemic may also negatively impact our ability to interact with ethics committees and other regulatory authorities due to limitations in employee resources, access to clinical sites or otherwise.

The spread of COVID-19 has caused a broad impact globally and may materially affect us economically. The global pandemic of COVID-19 continues to evolve. While the duration and full impact of COVID-19 will be difficult to assess or predict, an extended pandemic could result in disruptions to global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which it impacts our business, clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the efficacy of vaccines and the evolution of viral variations and mutations, as well as travel restrictions, social distancing requirements and business restrictions in the United States and other countries.  Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic could negatively affect our ability to enroll and conduct our clinical trials.

Our clinical trials have been and will be affected by the COVID-19 pandemic. As a result of the implementation of public health safety measures and the demands on the global healthcare system relating to COVID-19, we have experienced delays in the clinical development timelines for our product candidates. Clinical site initiation and patient enrollment has been delayed due to prioritizing hospital resources for the treatment of patients with COVID-19. In particular, outside of the United States, we have experienced delays in receiving approval from local regulatory authorities to initiate our clinical trials in certain countries, and local regulatory authorities have adopted different risk limiting measures that we are required to meet to conduct our clinical trials. In addition, the patients in our clinical trials may not be able to comply with clinical trial protocols if public safety measures impede travel and mobility or interrupt healthcare services. We may also experience the following adverse impacts:

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

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel;
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

For our clinical trials that are being conducted at sites outside the United States, particularly in countries which are experiencing heightened impact from COVID-19, in addition to the risks listed above, we may also experience the following adverse impacts:

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $41.7 million for the year ended December 31, 2020 and $13.0 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $139.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $142.3 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2021 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, the implementation of public health safety measures and the demands on our healthcare system relating to the COVID-19 pandemic has impacted our clinical development timelines and previously anticipated data release milestones for KZR-616. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. We may experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

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

•

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been executive, judicial and Congressional challenges to certain provisions of the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when a decision will be made.  Although the Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA.  It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

We and our CROs are required to comply with the good laboratory practices and good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Council for Harmonisation guidelines for any of our product candidates that are in preclinical and clinical development, respectively. The regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

Based upon our shares of our common stock outstanding as of March 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 44% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Kezar Life Sciences, Inc. (Registrant)

Date: May 12, 2021	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)