Form 10-Q
period 2021-06-30
Kezar Life Sciences, Inc.
filed 2021-08-12
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 48,192,840 shares of common stock, $0.001 par value per share, outstanding.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

•	The ongoing COVID-19 pandemic may cause disruptions to our business and negatively affect our ability to enroll and conduct our clinical trials.
•	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve profitability.
•	We have a limited operating history and have never generated revenue from product sales, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
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

•	If the market opportunities for KZR-616 are smaller than we believe they are, our business may suffer.
•	We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.
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

•

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our exclusive license agreement with Onyx Therapeutics, Inc., we could lose the ability to continue the development and commercialization of KZR-616.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,382	$21,228
Marketable securities	102,593	119,219
Prepaid expenses	3,456	2,733
Other current assets	915	1,631
Total current assets	133,346	144,811
Property and equipment, net	3,017	3,435
Operating lease right-of-use asset	3,027	3,314
Other assets	282	282
Total assets	$139,672	$151,842
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,633	$2,358
Accrued liabilities	3,186	3,021
Operating lease liabilities, current	1,118	1,042
Other liabilities, current	7	21
Total current liabilities	5,944	6,442
Operating lease liabilities, noncurrent	3,842	4,422
Total liabilities	9,786	10,864
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020; 48,146,308 and 46,359,743 shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020, respectively	48	46
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020	—	—
Additional paid-in capital	281,973	267,093
Accumulated other comprehensive loss	(155)	(137)
Accumulated deficit	(151,980)	(126,024)
Total stockholders' equity	129,886	140,978
Total liabilities and stockholders' equity	$139,672	$151,842

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,341	$7,148	$18,627	$14,605
General and administrative	3,668	2,705	7,430	5,726
Total operating expenses	13,009	9,853	26,057	20,331
Loss from operations	(13,009)	(9,853)	(26,057)	(20,331)
Interest income	47	353	101	819
Net loss	$(12,962)	$(9,500)	$(25,956)	$(19,512)
Net loss per common share, basic and diluted	$(0.25)	$(0.22)	$(0.50)	$(0.51)
Weighted-average shares used to compute net loss per common share, basic and diluted	51,904,701	42,936,991	51,483,709	37,902,294

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(12,962)	$(9,500)	$(25,956)	$(19,512)
Other comprehensive (loss) income
Foreign currency translation adjustments	(13)	97	(24)	(20)
Unrealized gain on marketable securities	(2)	50	6	241
Total other comprehensive (loss) income, net of tax	(15)	147	(18)	221
Comprehensive loss	$(12,977)	$(9,353)	$(25,974)	$(19,291)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME/(LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978
Issuance of common stock under the ATM Agreement, net of offering costs of $330	1,705,800	2	10,671	—	—	10,673
Issuance of common stock under employee stock incentive plans	14,325	—	48	—	—	48
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,928	—	—	1,928
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,994)	(12,994)
Balance at March 31, 2021	48,079,868	$48	$279,747	$(140)	$(139,018)	$140,637
Issuance of common stock under employee stock incentive plans	66,440	—	282	—	—	282
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,937	—	—	1,937
Other comprehensive loss	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(12,962)	(12,962)
Balance at June 30, 2021	48,146,308	$48	$281,973	$(155)	$(151,980)	$129,886

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2019	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,447	18,965,385	19	53,341	—	—	53,360
Issuance of common stock under employee stock incentive plans	3,000	—	3	—	—	3
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,173	—	—	1,173
Other comprehensive income	—	—	—	74	—	74
Net loss	—	—	—	—	(10,012)	(10,012)
Balance at March 31, 2020	38,176,462	$38	$217,032	$(122)	$(94,294)	$122,654
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,087	7,590,909	8	43,655	—	—	43,663
Issuance of common stock under employee stock incentive plans	59,427	—	125	—	—	125
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,219	—	—	1,219
Other comprehensive income	—	—	—	147	—	147
Net loss	—	—	—	—	(9,500)	(9,500)
Balance at June 30, 2020	45,826,798	$46	$262,041	$25	$(103,794)	$158,318

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,956)	$(19,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745	731
Stock-based compensation	3,865	2,392
Amortization of premiums and discounts on marketable securities	1,045	(183)
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(21)	(166)
Accounts payable, accrued liabilities and other current liabilities	(576)	(1,219)
Operating lease liabilities	(504)	(435)
Net cash used in operating activities	(21,402)	(18,392)
Cash flows from investing activities:
Purchases of property and equipment	(24)	(110)
Purchases of marketable securities	(37,913)	(143,780)
Maturities of marketable securities	53,500	67,284
Net cash provided by (used in) investing activities	15,563	(76,606)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	10,673	97,235
Proceeds from issuance of common stock under employee stock incentive plans	344	128
Net cash provided by financing activities	11,017	97,363
Effect of exchange rate changes on cash and cash equivalents	(24)	(20)
Net increase in cash and cash equivalents	5,154	2,345
Cash and cash equivalents at the beginning of period	21,228	14,951
Cash and cash equivalents at the end of period	$26,382	$17,296
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$14	$20
Unpaid offering costs in accrued liabilities	$25	$212
Purchase of property and equipment in accounts payable	$16	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Kezar Life Sciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the state of Delaware in February 2015 and commenced operations in June 2015. The Company is a clinical-stage biotechnology company discovering and developing breakthrough treatments in immune-mediated and oncologic disorders. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, KZR-616 and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $152.0 million as of June 30, 2021. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In September 2020, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $50.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-248752). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. The Company has sold an aggregate of 1,705,800 shares of its common stock for gross proceeds of approximately $11.0 million at a purchase price of $6.45 per share pursuant to the ATM Agreement, all of which occurred in February 2021.

On June 11, 2020, the Company completed an underwritten public offering of 7,590,909 shares of its common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of its common stock at an exercise price of $0.001 per share (the “June Offering”). The public offering price of our common stock was $5.50 per share and the public offering price of each pre-funded warrant was $5.499 per underlying share. In July 2020, the underwriters exercised an option to purchase an additional 427,707 shares of common stock. The net proceeds from the June Offering were approximately $45.8 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Equal Talent Investments Limited, and one of the Company’s directors purchased an aggregate of approximately $8.5 million of common stock in the June Offering.

On February 4, 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of its common stock at an exercise price of $0.001 per share (the “February Offering”). The public offering price of our common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the February Offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Morningside Ventures Investments Ltd, and certain of the Company’s officers and directors purchased an aggregate of approximately $10.4 million of common stock in the February Offering.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “Annual Report”), and there have been no material changes during the six months ended June 30, 2021.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of June 30, 2021 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

Significant Risks and Uncertainties

With the ongoing COVID-19 pandemic beginning in the first quarter of 2020, we implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, safety measures and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of June 30, 2021 or December 31, 2020.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$23,873	$23,873	$—	$—
U.S. Treasury securities	68,133	68,133	—	—
Commercial paper	18,729	—	18,729	—
Corporate debt securities	15,731	—	15,731	—
Total	$126,466	$92,006	$34,460	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$19,347	$19,347	$—	$—
U.S. Treasury securities	107,708	107,708	—	—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	10,511	—	10,511	—
Total	$138,566	$127,055	$11,511	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2021
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,873	$—	$—	$23,873
U.S. Treasury securities	68,124	9	—	68,133
Commercial paper	18,724	5	—	18,729
Corporate debt securities	15,730	2	(1)	15,731
Total	$126,451	$16	$(1)	$126,466

	December 31, 2020
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$19,347	$—	$—	$19,347
U.S. Treasury securities	107,703	10	(5)	107,708
Commercial paper	998	2	—	1,000
Corporate debt securities	10,509	3	(1)	10,511
Total	$138,557	$15	$(6)	$138,566

As of June 30, 2021 and December 31, 2020, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$7,013	$(1)	$9,006	$(1)
U.S. Treasury securities	—	—	43,202	(5)
Total	$7,013	$(1)	$52,208	$(6)

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at June 30, 2021. There were no sales of available-for-sale securities in any of the periods presented.

As of June 30, 2021, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$126,451	$126,466
Total available-for-sale securities	$126,451	$126,466

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,790	2,750
Computer equipment	159	159
Total property and equipment	6,217	6,177
Less accumulated depreciation and amortization	(3,200)	(2,742)
Property and equipment, net	$3,017	$3,435

Depreciation expense was $0.3 million and $0.5 million for each of the three and six months ended June 30, 2021, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2020.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued preclinical and research costs	$962	$461
Accrued clinical costs	989	929
Accrued employee-related costs	931	1,355
Accrued professional services	202	103
Other	102	173
Total accrued liabilities	$3,186	$3,021

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended June 30, 2021	Six months ended June 30, 2021
Cash paid for operating lease liabilities	$259	$504
Operating lease costs	275	550
Variable lease costs	180	374

Maturities of lease liabilities as of June 30, 2021 were as follows for the years ending December 31:
2021		$775
2022		1,588
2023		1,635
2024		1,684
2025		282
Total undiscounted lease payments		5,964
Less: imputed interest		(1,004)
Total lease liabilities		$4,960

Operating lease liabilities, current		1,118
Operating lease liabilities, noncurrent		3,842
Total operating lease liabilities		$4,960

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of June 30, 2021, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of the date identified.

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying warrants as of June 30, 2021
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

8. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of June 30, 2021, options to purchase 5,518,256 shares of common stock were outstanding and 757,664 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2021, options to purchase 1,793,606 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of June 30, 2021, 193,890 shares of common stock had been issued under the ESPP and 764,334 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2021.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,489,122	$6.14	7.8	$7,134
Options granted	3,192,000	$5.49
Options exercised	(24,543)	$3.24		$66
Options cancelled/forfeited	(344,717)	$6.21
Outstanding at June 30, 2021	7,311,862	$5.86	7.9	$7,395
Vested and exercisable at June 30, 2021	3,175,152	$5.79	6.5	$5,617

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $3.97 per share. The aggregate intrinsic value of exercised stock options during the three and six months ended June 30, 2021 was $25,000 and $66,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$808	$518	$1,590	$982
General and administrative	1,129	701	2,275	1,410
Total stock-based compensation expense	$1,937	$1,219	$3,865	$2,392

As of June 30, 2021, the unrecognized stock-based compensation cost was $17.0 million with an estimated weighted average amortization period of 2.9 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (years)	5.5 - 6.1	5.5 - 6.0	5.5 - 6.1	5.0 - 6.0
Expected volatility	87.1 - 87.7%	88.1 - 90.8%	87.1 - 88.1%	83.8 - 90.8%
Risk-free interest rate	1.0 - 1.1%	0.4 - 0.5%	0.5 - 1.1%	0.4 - 1.6%
Expected dividend yield	—	—	—	—

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

9. Income Taxes

No provision for income taxes was recorded for the three and six months ended June 30, 2021 and 2020, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the three and six months ended June 30, 2021, the Company utilized $0 and $154,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, respectively, compared to $108,000 and $264,000 for the three and six months ended June 30, 2020, respectively. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

10. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,962)	$(9,500)	$(25,956)	$(19,512)
Denominator:
Weighted-average shares of common stock outstanding	51,904,701	42,936,991	51,483,709	37,902,294
Net loss per share, basic and diluted	$(0.25)	$(0.22)	$(0.50)	$(0.51)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2021	2020
Stock options to purchase common stock	7,311,862	4,478,042
Common stock subject to future vesting	2,952	19,441
Total	7,314,814	4,497,483

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

Overview

We are a clinical-stage biotechnology company discovering and developing breakthrough treatments in immune-mediated and oncologic disorders. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing two drug development programs that harness different master regulators of cellular function: the first targets the immunoproteasome which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function, and the second targets the Sec61 translocon, which is located on the endoplasmic reticulum and represents the beginning of the protein secretion pathway. Targeting these fundamental regulators of cellular function offers an attractive approach to treating many diseases.

Our lead product candidate, KZR-616, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE.  We are now leveraging its broad therapeutic potential in two Phase 2 clinical trials, MISSION and PRESIDIO, treating patients with severe autoimmune diseases characterized by high levels of unmet need. The Phase 2 portion of our MISSION clinical trial is evaluating KZR-616 in patients with lupus nephritis, or LN.  The PRESIDIO Phase 2 clinical trial is evaluating KZR-616 in dermatomyositis, or DM, and polymyositis, or PM, indications for which we have been granted orphan drug designation, or ODD, by the U.S. Food and Drug Administration, or FDA. Based on Phase 1 clinical data generated to date with KZR-616, as well as preclinical data with selective immunoproteasome inhibitors, we believe that KZR-616 has the potential to address multiple chronic immune-mediated disorders.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated disorders given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators.  The compelling published activity seen with non-selective proteasome inhibitors administered to patients with severe autoimmune diseases provides proof of principle that inhibiting the immunoproteasome results in broad immunomodulatory benefit. Based on the results from our Phase 1a studies in healthy volunteers and the Phase 1b portion of our MISSION clinical trial, KZR-616 has largely avoided the adverse effects associated with currently marketed non-selective proteasome inhibitors, as exhibited in clinical studies conducted by third parties, including side effects which we believe prevent them from being utilized as a chronic treatment in autoimmune disorders. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received KZR-616 in the Phase 1b portion of the MISSION trial. We acquired exclusive worldwide rights to KZR-616 pursuant to a license agreement with Onyx Therapeutics, Inc., a wholly owned subsidiary of Amgen, Inc., in June 2015.

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics for oncology and autoimmune indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. We recently submitted an investigational new drug, or IND, application for KZR-261 to the FDA, and we plan to initiate a Phase 1 clinical trial of KZR-261, which will assess safety, tolerability and preliminary tumor activity of KZR-261 in solid tumors. We believe this discovery platform has the potential to yield additional small molecule product candidates that offer the potential of combination therapy in a single agent. If successfully developed and approved, these small molecules could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of equity securities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $41.7 million and $26.0 million for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $152.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Global proteomic profiling of protein secretion in tumor cells and non-transformed cells was also conducted. KZR-261 and the related molecules reduce expression of Sec61 clients, namely secreted and transmembrane proteins, many of which can be measured from clinical samples in future clinical trials. In tumor cells, these compounds reduced expression of less than 10% of Sec61 clients by at least two-fold. However, in non-transformed cells, KZR-261 inhibited the expression of less than 5% of measured Sec61 clients. These findings further illustrate the specific anti-tumor activity of KZR-261.

In June 2021, our Board appointed Micki Klearman, M.D. to the Board as a Class II director, to serve until the Company’s 2023 annual meeting of stockholders and until her successor is duly elected and qualified, or her earlier resignation or removal.

In June 2021, we presented the results of the completed Phase 1b portion of our MISSION clinical trial at the Annual European Congress of Rheumatology (EULAR). The dose escalation study evaluated doses of 45 mg to 75 mg of KZR-616 administered subcutaneously once weekly in 47 patients with SLE, including two patients with active proliferative LN. Six cohorts were completed in which patients received 13 weekly doses of KZR-616 and were followed for an additional 12 weeks, and 35 of 47 patients completed the study. We observed encouraging trends in exploratory efficacy across cohorts, including the improvement of seven SLE-specific disease activity scores. Mean disease activity scores improved in patients who completed the 13-week treatment period (n=35), and improvement in disease activity persisted following the end-of-treatment. Improvement in key biomarkers indicating a reduction in disease activity were also observed. Eight of eight patients with elevated anti-double-stranded DNA antibody (anti-dsDNA) levels at baseline showed a reduction in anti-dsDNA levels. Improvement in disease activity generally persisted following the end-of-treatment. The safety and tolerability of KZR-616 was favorable and consistent with needs for a long-term therapy. Most treatment emergent adverse events occurred early and diminished with later doses with the most common being injection site reactions.

As previously reported, two of two patients with active proliferative LN had a greater than 50% reduction in urine protein to creatinine ratio, or UPCR, and experienced reductions in SLEDAI-2K scores and anti-dsDNA levels, suggesting an important anti-inflammatory effect not achieved with the background therapies. Both patients also had a reduction in urine CD163, a new biomarker of inflammatory activity in the kidney in patients with LN.

In August 2021, we submitted an IND application for KZR-261 to the FDA. We plan to initiate a Phase 1 clinical trial of KZR-261, which will be an open-label dose-escalation study to assess safety, tolerability and preliminary tumor activity of KZR-261 in solid tumors.

Our Pipeline

The following table sets forth the status and initial focus of our product candidates and protein secretion program:

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development expenses by program:
KZR-616	$6.0	$4.0	$11.9	$8.9
Protein Secretion	3.3	3.1	6.7	5.7
Total research and development expenses	$9.3	$7.1	$18.6	$14.6

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
(dollars in millions)	2021	2020	$ Change
Operating expenses:
Research and development	$9.3	$7.1	$2.2
General and administrative	3.7	2.7	1.0
Total operating expenses	13.0	9.8	3.2
Loss from operations	(13.0)	(9.8)	(3.2)
Interest income	—	0.3	(0.3)
Net loss	$(13.0)	$(9.5)	$(3.5)

Research and Development Expenses

Research and development expenses increased by $2.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $0.8 million in manufacturing and research expenses driven by increased drug substance and drug product manufacturing, an increase of $0.8 million in clinical trial related costs for KZR-616 and $0.2 million in clinical start-up costs for KZR-261, an increase of $0.6 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.3 million in stock-based compensation, an increase of $0.2 million in consulting expenses and an increase of $0.2 million in facility-related expenses, offset by a decrease of $0.9 million in preclinical expenses related to the Protein Secretion program.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to an increase of $0.4 million in stock-based compensation, an increase of $0.4 million in personnel and recruiting expenses due to an increase in headcount and salaries, an increase of $0.1 million in directors and officers liability insurance, and an increase of $0.1 million in facilities related expenses.

Interest Income

Interest income decreased by $0.3 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease was due to lower interest rates.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
(dollars in millions)	2021	2020	$ Change
Operating expenses:
Research and development	$18.6	$14.6	$4.0
General and administrative	7.5	5.7	1.8
Total operating expenses	26.1	20.3	5.8
Loss from operations	(26.1)	(20.3)	(5.8)
Interest income	0.1	0.8	(0.7)
Net loss	$(26.0)	$(19.5)	$(6.5)

Research and Development Expenses

Research and development expenses increased by $4.0 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $1.9 million in research and manufacturing expenses driven by increased drug product manufacturing, an increase of $0.5 million in clinical trial related costs for KZR-616 and $0.4 million in clinical start-up costs for KZR-261, an increase of $1.1 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.6 million in stock-based compensation, an increase of $0.5 million in consulting expenses, and an increase of $0.3 million in facility-related expenses, offset by a decrease of $1.3 million in preclinical expenses related to the Protein Secretion program.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $0.9 million in stock-based compensation and an increase of $0.5 million in personnel and recruiting expenses due to an increase in headcount and salaries, an increase of $0.2 million in directors and officers liability insurance, and an increase of $0.2 million in facilities related expenses.

Interest Income

Interest income decreased by $0.7 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease was due to lower interest rates.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had $26.4 million in cash and cash equivalents and $102.6 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, commercial paper and corporate debt securities. As of June 30, 2021, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was twelve months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $26.0 million for the six months ended June 30, 2021, and we had an accumulated deficit of $152.0 million as of June 30, 2021.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2021 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In September 2020, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-248752). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. We have sold an aggregate of 1,705,800 shares of our common stock for gross proceeds of approximately $11.0 million at a purchase price of $6.45 per share pursuant to the ATM Agreement, all of which occurred in February 2021.

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

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. The COVID-19 pandemic continues to rapidly evolve and could result in significant disruption of global financial markets. If such a disruption occurs, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(21.4)	$(18.4)
Net cash provided by (used in) investing activities	15.6	(76.6)
Net cash provided by financing activities	11.0	97.4
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash and cash equivalents	$5.2	$2.3

Cash Flows from Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $21.4 million, which consisted of a net loss of $26.0 million and a net change of $1.1 million in our net operating assets and liabilities, adjusted by non-cash charges of $5.7 million. The non-cash charges consisted of $3.9 million for stock-based compensation expense, $1.0 million of amortization of premium and discounts on marketable securities and $0.7 million for depreciation and amortization. The change in our net operating assets and liabilities was primarily due to a decrease of $0.6 million in accounts payable and accrued liabilities and a decrease of $0.5 million in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $15.6 million for the six months ended June 30, 2021, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $24,000 during the six months ended June 30, 2021.

Net cash used in investing activities was $76.6 million for the six months ended June 30, 2020, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.1 million during the six months ended June 30, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $11.0 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.3 million from the issuance of common stock pursuant to our employee equity plans.

Net cash provided by financing activities for the six months ended June 30, 2020 was $97.4 million, which consisted of $97.2 million of net proceeds received from the underwritten public offerings and $0.1 million from the issuance of common stock pursuant to our employee equity plans.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2023 or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $129.0 million as of June 30, 2021, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2021, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was twelve months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance was located in Australia as of June 30, 2021. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic may cause disruptions to our business.

The ongoing COVID-19 pandemic has led to the implementation of public health safety measures and restrictions, as well as adverse impacts on healthcare facilities and hospitals across the United States and in other countries where we conduct our clinical trials. While we are not experiencing any material financial impacts at this time, the overall disruption of global healthcare systems, delays encountered with regulatory authorities and the other risks and uncertainties associated with the pandemic could materially and adversely affect our business operations, operating results and financial condition, the magnitude of which will depend on the length and severity of the restrictions, as well as the duration of the COVID-19 pandemic and the outcome of vaccination measures.

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

The spread of COVID-19 has caused a broad impact globally and may materially affect us economically. The global pandemic of COVID-19 continues to evolve. While the United States has been lifting its public health restrictions, any new developments that prolong or increase the severity of the pandemic, including the Delta variant, could result in disruptions to global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which it impacts our business, clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the efficacy of vaccines and the evolution of viral variations and mutations, such as the Delta variant, as well as travel restrictions, social distancing requirements and business restrictions in the United States and other countries. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

The COVID-19 pandemic could negatively affect our ability to enroll and conduct our clinical trials.

Our clinical trials have been and will continue to be affected by the COVID-19 pandemic. As a result of the implementation of public health safety measures and the demands on the global healthcare system relating to COVID-19, we have experienced delays in the clinical development timelines for our product candidates. Clinical site initiation and patient enrollment has been delayed due to prioritizing hospital resources for the treatment of patients with COVID-19. In particular, outside of the United States, we have experienced delays in receiving approval from local regulatory authorities to initiate our clinical trials in certain countries, and local regulatory authorities have adopted different risk limiting measures that we are required to meet to conduct our clinical trials. In addition, the patients in our clinical trials may not be able to comply with clinical trial protocols if public safety measures impede travel and mobility or interrupt healthcare services. We may also experience the following adverse impacts:

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
•

interruptions in clinical drug supply due delays in manufacturing, drug substance or drug product shipments from contract manufacturing organizations, or CMOs, to depot centers and from depot centers to clinical trial sites.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $41.7 million for the year ended December 31, 2020 and $26.0 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $152.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are a clinical-stage company founded in February 2015, and our operations to date have been largely focused on raising capital and conducting preclinical and clinical development of KZR-616 and KZR-261, as well as research and discovery activities of future product candidates under our protein secretion program. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our operations have consumed substantial amounts of cash since our inception. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to develop and potentially commercialize our product candidates, in addition to costs associated with the acquisition or in-licensing of any additional product candidates we may pursue. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to sales, marketing, manufacturing and distribution.

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $129.0 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2021 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

In any event, we will require substantial additional capital to develop a delivery system for KZR-616, conduct additional clinical trials, seek regulatory approval and commence commercialization of KZR-616, KZR-261 or any future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize KZR-616, KZR-261 and any future product candidates.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017, or Tax Act.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, the Tax Act enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted in 2020, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market KZR-616, KZR-261 or any future product candidates in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory authority.

Prior to obtaining approval to commercialize our product candidates in the United States or abroad, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from clinical trials and preclinical studies can be interpreted in different ways. Even if we believe the clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. In addition, the FDA typically refers applications for novel drugs to an advisory committee comprising outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

Of the large number of product candidates in development, only a small percentage are successfully approved by the FDA or a comparable foreign regulatory authority and are commercialized. The lengthy approval or marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and limited financial and management resources in the development of KZR-616, KZR-261 and any future product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize KZR-616 and KZR-261 in a timely manner. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities.

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

A key element of our strategy is to build a pipeline of product candidates and to progress these product candidates through clinical development for the treatment of immune-mediated and oncologic disorders. We are conducting research and discovery efforts targeting the protein secretion pathway and recently submitted an IND application for KZR-261, our first clinical candidate for development in oncology. However, our current and future research programs may fail to yield product candidates with acceptable pharmaceutical properties for clinical development. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. Efforts to discover and develop new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. If we are unsuccessful in building our pipeline beyond our current product candidates, our ability to generate product revenue would be impaired, which could significantly harm our financial position and adversely affect the trading price of our common stock.

Success in preclinical studies or earlier clinical trials may not be indicative of future clinical trial results, and we cannot assure you that any clinical trials will lead to results sufficient for the necessary regulatory approvals.

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and early clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later trials designed to test efficacy will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or a comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Clinical trials are expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, the implementation of public health safety measures and the demands on our healthcare system relating to the COVID-19 pandemic have impacted our clinical development timelines and previously anticipated data release milestones for KZR-616. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. We may experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

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

•	delays in reaching a consensus with the FDA and comparable foreign regulatory authorities on the design of our clinical trials;
•	the number of patients required for clinical trials to produce statistically meaningful data may be larger than we anticipate;
•	delays in manufacturing, testing, releasing, validating and shipping stable quantities of our product candidates for our clinical trial sites;
•	the costs of clinical trials of our product candidates may be greater than we anticipate;

•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	failure to perform our clinical trials in accordance with current Good Clinical Practice, or cGCP, or regulations required by the FDA or comparable foreign regulatory authorities;
•	changes in regulatory requirements and guidance or other unforeseen regulatory developments that require amending or submitting new clinical protocols;
•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•	business interruptions resulting from geo-political actions, war, terrorism, natural disasters or public health epidemics.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued or held liable for harm causes to patients; or
•	experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA, comparable foreign regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including cGCP, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug, or IND, applications, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

Clinical trials are very expensive, time consuming and difficult to design and implement.

Our product candidates will require clinical testing before we are prepared to submit an NDA for regulatory approval. The clinical trial process is time consuming, and we estimate that the successful completion of clinical trials of our product candidates will take several years to complete. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. We may design the inclusion and exclusion criteria for trial participation too narrowly, which would make it difficult to find and enroll patients for our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

In October 2020, we received orphan drug designations in both polymyositis and dermatomyositis for KZR-616 in the United States. Both rare diseases are autoimmune inflammatory myopathies that are chronic and debilitating diseases characterized by marked morbidity and mortality. We intend to pursue orphan drug designation for KZR-616 in other orphan immune-mediated disease indications. Obtaining orphan drug designation in additional indications and other jurisdictions may be difficult, and we may not be successful in doing so. The exclusivity for our orphan drug designations, and for any other designations that we may obtain in the future, may not effectively protect the drug from the competition of different drugs for the same condition, which could have already been approved or could be approved before or during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Separately, we are conducting feasibility studies and engineering runs for a self-administered dual-chamber system. There are several technical challenges we will need to solve related to use of a self-administered dual-chamber system, including whether KZR-616 is amenable to use in such a device and whether it is sufficiently stable to meet regulatory requirements. For example, if we have not successfully developed the self-administered dual-chamber system by the time we commence Phase 3 clinical trials for KZR-616, we would need to seek approval for KZR-616 via the vial-adaptor system, which could require additional bio-equivalence or efficacy clinical trials in order to later transition to the dual-chamber system. If delivered by a self-administered dual-chamber system, KZR-616 may also be regulated as a drug/device combination product. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application is generally sufficient for the approval of a combination product, the FDA may determine that separate marketing applications are necessary. This could significantly increase the resources and time required to bring a particular combination product to market. While we would expect KZR-616, along with the self-administered dual-chamber system, to be subject to a single marketing application reviewed by the Center for Drug Evaluation and Research at the FDA based on its primary mode of action as a drug, the FDA could disagree.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis and polymyositis, and in the future may evaluate other rare immune-mediated disease indications. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of KZR-616, KZR-261 and any future product candidates. For KZR-261, we filed an IND application in August 2021 for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, discomforts and other adverse events, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that KZR-616, KZR-261 or any future product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

We currently focus our drug development of KZR-616 on treatments of immune-mediated diseases. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

In addition, drug manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and comparable foreign regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.

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

The FDA’s and comparable foreign regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of KZR-616, KZR-261 and any future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for KZR-616, KZR-261 and any future product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of KZR-616, KZR-261 and any future product candidates in certain countries.

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

•

federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments or other “transfers of value” made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize KZR-616, KZR-261 or any future product candidates that we develop.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (iii) established annual fees and taxes on manufacturers of certain branded prescription drugs; (iv) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; and (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its passage, there have been varied executive, judicial and Congressional challenges to certain provisions of the ACA. In addition, Congress has considered, and may consider in the future, legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed any comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.  The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.  It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business. We continue to evaluate the effect that the ACA and its possible repeal and replacement has or could have on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional

Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, the full impact of the introduction of the Medicare Quality Payment Program on overall physician reimbursement remains unclear.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We do not own or operate facilities for drug manufacturing, testing, storage or distribution. We are dependent on third parties to manufacture the clinical supplies of our product candidates. Any significant delay in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials. In particular, our CMOs may experience business interruptions as a result of shelter-in-place orders or other impacts due to the ongoing COVID-19 pandemic, which would potentially impact our product supply chains and clinical trials. We are completely dependent on our CMOs for compliance with cGMP for manufacture of both active drug substances and finished drug products. If our CMOs cannot successfully manufacture active drug substances and finished drug product that conform to our specifications and the strict regulatory requirements of the FDA and comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. Our ability to audit the facilities of our CMOs and other vendors will be interrupted by COVID-19 pandemic-related travel restrictions. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our timelines and ability to develop, obtain regulatory approval for or market our product candidates, if approved.

The facilities used by our CMOs to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA for any of our product candidates. We also expect to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization.

Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	inability to meet our product specifications and quality requirements consistently;
•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;
•	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•	our third-party manufacturers may fail to comply with cGMP and other inspections by the FDA or comparable foreign regulatory authorities;
•	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	reliance on single sources for drug components;
•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•	our third-party manufacturers may not devote sufficient resources to our product candidates;
•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•	carrier disruptions or increased costs that are beyond our control.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and applications and any patent rights we may own or license in the future. We rely on our outside counsel or our licensing partners to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as KZR-616 and KZR-261, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication, or any additional indications approved during the period of extension. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell KZR-616, KZR-261 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to KZR-616, KZR-261 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize KZR-616, KZR-261 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our immunoproteasome program, including KZR-616, is dependent on the Onyx License Agreement. Pursuant to the Onyx License Agreement, Onyx granted us an exclusive license under certain patent rights, and a non-exclusive license to certain know-how, in each case controlled by Onyx, to develop, manufacture and commercialize certain types of compounds, including KZR-616, that are selective inhibitors of the immunoproteasome for any and all uses, other than those related to the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions, including those related to hematological diseases or conditions.

The licensed compounds, including KZR-616, are selective for the immunoproteasome and therefore are not known or believed, based on scientific literature and the Company’s own research and development activities, to have any application in cancer or pre-cancerous conditions. However, notwithstanding these known characteristics of the licensed compounds, Onyx retains all rights under the licensed intellectual property rights that are not granted to the Company, and therefore Onyx retains rights under such intellectual property rights to develop and commercialize the licensed compounds in connection with the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions, including those related to hematological diseases or conditions, and also has the rights to transfer these rights to a third-party. If Onyx or its licensee develops and commercializes any of the licensed compounds in cancer or pre-cancerous indications that are commercially interchangeable with our product candidates, including KZR-616, sales by Onyx or its licensee of such compounds for cancer and pre-cancerous indications could result in the threat of off-label use in our licensed field, potentially diminishing our sales of the applicable licensed compounds in our licensed field.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and comparable foreign regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or comparable foreign regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. If actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

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

Although we have had periods of high-volume daily trading in our common stock, generally our stock is thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of June 30, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 44% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Kezar Life Sciences, Inc. (Registrant)

Date: August 12, 2021	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)