Form 10-Q
period 2021-09-30
Kezar Life Sciences, Inc.
filed 2021-11-09
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 49,146,498 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “should,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•

statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development, clinical trials and financial position, and its potential effects on the operations of third-party manufacturers, contract research organizations, other service providers, and collaborators with whom we conduct business;

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

•	The terms of the Loan Agreement with Oxford Finance place restrictions on our operating and financial flexibility.
•	Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of KZR-616, KZR-261 and any future product candidates.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,094	$21,228
Marketable securities	63,665	119,219
Prepaid expenses	3,174	2,733
Other current assets	820	1,631
Total current assets	124,753	144,811
Property and equipment, net	2,980	3,435
Operating lease right-of-use asset	2,874	3,314
Other assets	282	282
Total assets	$130,889	$151,842
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,543	$2,358
Accrued and other current liabilities	5,171	3,042
Operating lease liabilities, current	1,158	1,042
Total current liabilities	7,872	6,442
Operating lease liabilities, noncurrent	3,536	4,422
Total liabilities	11,408	10,864
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020; 48,596,881 and 46,359,743 shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020, respectively	49	46
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020	—	—
Additional paid-in capital	286,069	267,093
Accumulated other comprehensive loss	(195)	(137)
Accumulated deficit	(166,442)	(126,024)
Total stockholders' equity	119,481	140,978
Total liabilities and stockholders' equity	$130,889	$151,842

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,527	$8,259	$29,154	$22,864
General and administrative	3,972	3,292	11,402	9,018
Total operating expenses	14,499	11,551	40,556	31,882
Loss from operations	(14,499)	(11,551)	(40,556)	(31,882)
Interest income	37	262	138	1,081
Net loss	$(14,462)	$(11,289)	$(40,418)	$(30,801)
Net loss per common share, basic and diluted	$(0.28)	$(0.23)	$(0.78)	$(0.73)
Weighted-average shares used to compute net loss per common share, basic and diluted	52,048,563	49,999,239	51,674,063	41,964,042

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(14,462)	$(11,289)	$(40,418)	$(30,801)
Other comprehensive (loss) income
Foreign currency translation adjustments	(30)	35	(54)	15
Unrealized (loss) gain on marketable securities	(10)	(172)	(4)	69
Total other comprehensive (loss) income, net of tax	(40)	(137)	(58)	84
Comprehensive loss	$(14,502)	$(11,426)	$(40,476)	$(30,717)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME/(LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978
Issuance of common stock under the ATM Agreement, net of offering costs of $330	1,705,800	2	10,671	—	—	10,673
Issuance of common stock under employee stock incentive plans	14,325	—	48	—	—	48
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,928	—	—	1,928
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,994)	(12,994)
Balance at March 31, 2021	48,079,868	$48	$279,747	$(140)	$(139,018)	$140,637
Issuance of common stock under employee stock incentive plans	66,440	—	282	—	—	282
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,937	—	—	1,937
Other comprehensive loss	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(12,962)	(12,962)
Balance at June 30, 2021	48,146,308	$48	$281,973	$(155)	$(151,980)	$129,886
Issuance of common stock under the ATM Agreement, net of offering costs of $33	118,184	—	1,052	—	—	1,052
Issuance of common stock under employee stock incentive plans	332,389	1	1,159	—	—	1,160
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,878	—	—	1,878
Other comprehensive loss	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(14,462)	(14,462)
Balance at September 30, 2021	48,596,881	$49	$286,069	$(195)	$(166,442)	$119,481

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2019	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,447	18,965,385	19	53,341	—	—	53,360
Issuance of common stock under employee stock incentive plans	3,000	—	3	—	—	3
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,173	—	—	1,173
Other comprehensive income	—	—	—	74	—	74
Net loss	—	—	—	—	(10,012)	(10,012)
Balance at March 31, 2020	38,176,462	$38	$217,032	$(122)	$(94,294)	$122,654
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $3,087	7,590,909	8	43,655	—	—	43,663
Issuance of common stock under employee stock incentive plans	59,427	—	125	—	—	125
Vesting related to shares of common stock issued pursuant to early exercises	—	—	10	—	—	10
Stock-based compensation expense	—	—	1,219	—	—	1,219
Other comprehensive income	—	—	—	147	—	147
Net loss	—	—	—	—	(9,500)	(9,500)
Balance at June 30, 2020	45,826,798	$46	$262,041	$25	$(103,794)	$158,318
Issuance of common stock through underwritten offering, net of offering costs of $214	427,707	—	2,138	—	—	2,138
Issuance of common stock under employee stock incentive plans	13,020	—	11	—	—	11
Vesting related to shares of common stock issued pursuant to early exercises	—	—	11	—	—	11
Stock-based compensation expense	—	—	1,271	—	—	1,271
Other comprehensive loss	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(11,289)	(11,289)
Balance at September 30, 2020	46,267,525	$46	$265,472	$(112)	$(115,083)	$150,323

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,418)	$(30,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,123	1,176
Stock-based compensation	5,743	3,663
Amortization of premiums and discounts on marketable securities	1,453	(91)
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	356	(931)
Accounts payable, accrued liabilities and other current liabilities	1,157	7
Operating lease liabilities	(770)	(665)
Net cash used in operating activities	(31,356)	(27,642)
Cash flows from investing activities:
Purchases of property and equipment	(50)	(110)
Purchases of marketable securities	(43,153)	(182,667)
Maturities of marketable securities	97,250	108,961
Net cash provided by (used in) investing activities	54,047	(73,816)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	11,725	99,186
Proceeds from issuance of common stock under employee stock incentive plans	1,504	139
Net cash provided by financing activities	13,229	99,325
Effect of exchange rate changes on cash and cash equivalents	(54)	15
Net increase (decrease) in cash and cash equivalents	35,866	(2,118)
Cash and cash equivalents at the beginning of period	21,228	14,951
Cash and cash equivalents at the end of period	$57,094	$12,833
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$21	$31
Unpaid offering costs in accrued liabilities	$25	$25
Purchase of property and equipment in accounts payable	$178	$84

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, KZR-616 and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $166.4 million as of September 30, 2021. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

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

During the nine months ended September 30, 2021, the Company sold an aggregate of 1,823,984 shares of its common stock for gross proceeds of approximately $12.1 million at a weighted average purchase price of $6.63 per share pursuant to the ATM Agreement. In October 2021, an additional 525,037 shares of its common stock were sold pursuant to the ATM Agreement for gross proceeds of approximately $4.6 million at a weighted average purchase price of $8.67 per share. Approximately $183.4 million remains available under the shelf registration statement.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “Annual Report”), and there have been no material changes during the nine months ended September 30, 2021.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of September 30, 2021 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

Significant Risks and Uncertainties

We have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and regulatory efforts, our corporate development objectives or the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, safety measures and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of September 30, 2021 or December 31, 2020.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$54,622	$54,622	$—	$—
U.S. Treasury securities	27,578	27,578	—	—
Commercial paper	20,480	—	20,480	—
Corporate debt securities	15,607	—	15,607	—
Total	$118,287	$82,200	$36,087	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$19,347	$19,347	$—	$—
U.S. Treasury securities	107,708	107,708	—	—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	10,511	—	10,511	—
Total	$138,566	$127,055	$11,511	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2021
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$54,622	$—	$—	$54,622
U.S. Treasury securities	27,577	1	—	27,578
Commercial paper	20,476	4	—	20,480
Corporate debt securities	15,608	—	(1)	15,607
Total	$118,283	$5	$(1)	$118,287

	December 31, 2020
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$19,347	$—	$—	$19,347
U.S. Treasury securities	107,703	10	(5)	107,708
Commercial paper	998	2	—	1,000
Corporate debt securities	10,509	3	(1)	10,511
Total	$138,557	$15	$(6)	$138,566

As of September 30, 2021 and December 31, 2020, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$15,607	$(1)	$9,006	$(1)
U.S. Treasury securities	—	—	43,202	(5)
Total	$15,607	$(1)	$52,208	$(6)

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at September 30, 2021. There were no sales of available-for-sale securities in any of the periods presented.

As of September 30, 2021, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$118,283	$118,287
Total available-for-sale securities	$118,283	$118,287

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	2,978	2,750
Computer equipment	159	159
Total property and equipment	6,405	6,177
Less accumulated depreciation and amortization	(3,425)	(2,742)
Property and equipment, net	$2,980	$3,435

Depreciation expense was $0.2 million and $0.7 million for each of the three and nine months ended September 30, 2021, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2020.

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued preclinical and research costs	$1,533	$461
Accrued clinical costs	1,787	929
Accrued employee-related costs	1,407	1,355
Accrued professional services	164	103
Other	280	194
Total accrued and other current liabilities	$5,171	$3,042

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Cash paid for operating lease liabilities	$266	$770
Operating lease costs	275	825
Variable lease costs	194	568

Maturities of lease liabilities as of September 30, 2021 were as follows for the years ending December 31:
2021		$387
2022		1,588
2023		1,635
2024		1,684
2025		282
Total undiscounted lease payments		5,576
Less: imputed interest		(882)
Total lease liabilities		$4,694

Operating lease liabilities, current		1,158
Operating lease liabilities, noncurrent		3,536
Total operating lease liabilities		$4,694

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of September 30, 2021, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of the date identified.

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying warrants as of September 30, 2021
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

8. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. As of September 30, 2021, options to purchase 5,250,115 shares of common stock were outstanding and 848,891 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2021, options to purchase 1,638,131 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of September 30, 2021, 193,890 shares of common stock had been issued under the ESPP and 764,334 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2021.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,489,122	$6.14	7.8	$7,134
Options granted	3,348,500	$5.49
Options exercised	(356,932)	$3.47		$1,437
Options cancelled/forfeited	(592,444)	$7.40
Outstanding at September 30, 2021	6,888,246	$5.85	8.0	$26,279
Vested and exercisable at September 30, 2021	3,139,038	$5.85	6.8	$13,633

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $3.97 per share. The aggregate intrinsic value of exercised stock options during the three and nine months ended September 30, 2021 was $1,371,000 and $1,437,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$689	$556	$2,279	$1,538
General and administrative	1,189	715	3,464	2,125
Total stock-based compensation expense	$1,878	$1,271	$5,743	$3,663

As of September 30, 2021, the unrecognized stock-based compensation cost was $14.9 million with an estimated weighted average amortization period of 2.7 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (years)	5.9	6.0	5.5 - 6.1	5.0 - 6.0
Expected volatility	86.2 - 86.5%	90.8 - 91.9%	86.2 - 88.1%	83.8 - 91.9%
Risk-free interest rate	0.9%	0.4%	0.5 - 1.1%	0.4 - 1.6%
Expected dividend yield	—	—	—	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding and was determined by calculating the midpoint between the date of vesting and the contractual life of each option. The expected term of the ESPP rights is equal to the six-month look-back period. Volatility is based on the average of the historical volatility of our stock price and that of a peer group of public companies over the expected term. The peer group was selected on the basis of operational and economic similarity with the Company’s principal business operations. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.

9. Income Taxes

No provision for income taxes was recorded for the three and nine months ended September 30, 2021 and 2020, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the three and nine months ended September 30, 2021, the Company utilized $108,000 and $262,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, respectively, compared to $70,000 and $334,000 for the three and nine months ended September 30, 2020, respectively. The remaining R&D tax credits available for future payroll tax liabilities have been recorded as deferred tax assets with a full valuation allowance.

10. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(14,462)	$(11,289)	$(40,418)	$(30,801)
Denominator:
Weighted-average shares of common stock outstanding	52,048,563	49,999,239	51,674,063	41,964,042
Net loss per share, basic and diluted	$(0.28)	$(0.23)	$(0.78)	$(0.73)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Stock options to purchase common stock	6,888,246	4,459,922
Common stock subject to future vesting	—	14,150
Total	6,888,246	4,474,072

11. Subsequent Events

In October 2021, the Company sold an additional 525,037 shares of its common stock pursuant to the ATM Agreement for gross proceeds of approximately $4.6 million at a weighted average purchase price of $8.67 per share.

In November 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), which provides the Company up to $50.0 million in borrowing capacity across five potential tranches.  The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at the Company’s election from July 1, 2022 to December 30, 2022. Subsequent tranches of $20.0 million each would become available upon achieving milestones related to the Company’s MISSION Phase 2 clinical trial, PRESIDIO Phase 2 clinical trial and KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The Loan Agreement bears interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day

U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

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

Additionally, we are advancing our novel research platform targeting the Sec61 translocon and the protein secretion pathway to discover and develop small molecule therapeutics for oncology and autoimmune indications. Our first clinical candidate in this program, KZR-261, has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies. We recently initiated our Phase 1 clinical trial of KZR-261, assessing safety, tolerability and preliminary tumor activity of KZR-261 in solid tumors. We believe this discovery platform has the potential to yield additional small molecule product candidates that offer the potential of combination therapy in a single agent. If successfully developed and approved, these small molecules could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of equity securities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $41.7 million and $40.4 million for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $166.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Third Quarter Highlights and Recent Developments

In August 2021, we completed target enrollment of 24 subjects in our PRESIDIO Phase 2 clinical trial evaluating the safety and efficacy of KZR-616 for the treatment of DM and PM.  We expect top-line data for PRESIDIO to be available in the second quarter of 2022.

In October 2021, the first patient was dosed in our Phase 1 clinical trial of KZR-261.  The study will be conducted in two parts: dose escalation in subjects with locally advanced or metastatic solid malignancies, and dose expansion in subjects with selected tumor types. The Phase 1 trial will assess safety and tolerability, including determination of a recommended Phase 2 dose, evaluate pharmacokinetics and pharmacodynamics, and explore preliminary anti-tumor activity.

In November 2021, we reached target enrollment of 20 subjects in the Phase 2 portion of our MISSION clinical trial, an open-label study evaluating the safety and efficacy of KZR-616 for the treatment of LN. We expect top-line data for the Phase 2 portion of MISSION to be available in the second quarter of 2022.

In November 2021, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches.  The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at our election from July 1, 2022 to December 30, 2022. Subsequent tranches of $20.0 million each would become available upon achieving milestones related to our MISSION Phase 2 clinical trial, our PRESIDIO Phase 2 clinical trial and our KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The Loan Agreement bears interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

Our Pipeline

The following table sets forth the status and initial focus of our product candidates and protein secretion program:

COMPOUND	THERAPEUTIC INDICATION	DEVELOPMENT STAGE				MILESTONES
		PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	
Selective Immunoproteasome Inhibition						
KZR-616	Lupus Nephritis (LN)	MISSION				Q4 2021 (Interim) Q2 2022 (Top-Line Data)
	Dermatomyositis (DM) Polymyositis (PM)	PRESIDIO				Q2 2022 (Top-Line Data)
Protein Secretion Inhibition						
KZR-261	Solid Tumors					
KZR-TBD	Oncology					
KZR-TBD	Immunology

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

We are eligible under the AusIndustry Research and Tax Development Tax Incentive Program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to us on the basis of specific criteria with which we must comply related to research and development expenditures in Australia. These research and development tax incentives are recognized as contra research and development expenses when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred by our Australian subsidiary, Kezar Life Sciences Australia Pty Ltd, a proprietary company limited by shares, and the amount of the consideration can be reliably measured. The amounts are determined based on a cost-reimbursement basis, and the incentive is related to our research and development expenditures and is due to us regardless of whether any Australian tax is owed.

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development expenses by program:
KZR-616	$6.8	$5.2	$18.7	$14.1
Protein Secretion	3.7	3.1	10.5	8.8
Total research and development expenses	$10.5	$8.3	$29.2	$22.9

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
(dollars in millions)	2021	2020	$ Change
Operating expenses:
Research and development	$10.5	$8.3	$2.2
General and administrative	4.0	3.3	0.7
Total operating expenses	14.5	11.6	2.9
Loss from operations	(14.5)	(11.6)	(2.9)
Interest income	—	0.3	(0.3)
Net loss	$(14.5)	$(11.3)	$(3.2)

Research and Development Expenses

Research and development expenses increased by $2.2 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $1.0 million in clinical trial related costs for KZR-616 and $0.7 million in clinical start-up costs for KZR-261, an increase of $0.7 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.1 million in stock-based compensation, an increase of $0.3 million in consulting expenses and an increase of $0.2 million in manufacturing and research expenses driven by increased drug substance and drug product manufacturing, offset by a decrease of $0.7 million in preclinical expenses related to the Protein Secretion program.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $0.5 million in stock-based compensation and an increase of $0.2 million in personnel and recruiting expenses due to an increase in headcount and salaries.

Interest Income

Interest income decreased by $0.3 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease was due to lower interest rates and the lower balances in cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	$ Change
Operating expenses:
Research and development	$29.2	$22.9	$6.3
General and administrative	11.4	9.0	2.4
Total operating expenses	40.6	31.9	8.7
Loss from operations	(40.6)	(31.9)	(8.7)
Interest income	0.2	1.1	(0.9)
Net loss	$(40.4)	$(30.8)	$(9.6)

Research and Development Expenses

Research and development expenses increased by $6.3 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $2.1 million in research and manufacturing expenses driven by increased drug product manufacturing, an increase of $1.3 million in clinical trial related costs for KZR-616 and $1.2 million in clinical start-up costs for KZR-261, an increase of $1.8 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.7 million in stock-based compensation, an increase of $0.7 million in consulting expenses, and an increase of $0.3 million in facility-related expenses, offset by a decrease of $1.8 million in preclinical expenses related to the Protein Secretion program.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $1.3 million in stock-based compensation and an increase of $0.7 million in personnel and recruiting expenses due to an increase in headcount and salaries, an increase of $0.2 million in directors and officers liability insurance, and an increase of $0.2 million in facilities related expenses.

Interest Income

Interest income decreased by $0.9 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease was due to lower interest rates.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had $57.1 million in cash and cash equivalents and $63.7 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, commercial paper and corporate debt securities. As of September 30, 2021, our cash equivalents and marketable securities had an average maturity of approximately three months and the longest maturity was nine months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $40.4 million for the nine months ended September 30, 2021, and we had an accumulated deficit of $166.4 million as of September 30, 2021.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2021 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In September 2020, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-248752). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of our common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. During the nine months ended September 30, 2021, we sold an aggregate of 1,823,984 shares of our common stock for gross proceeds of approximately $12.1 million at a weighted average purchase price of $6.63 per share pursuant to the ATM Agreement. In October 2021, we sold an additional 525,037 shares of our common stock pursuant to the ATM Agreement for gross proceeds of approximately $4.6 million at a weighted average purchase price of $8.67 per share. Approximately $183.4 million remains available under the shelf registration statement.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(31.4)	$(27.6)
Net cash provided by (used in) investing activities	$54.0	$(73.8)
Net cash provided by financing activities	$13.2	$99.3

Cash Flows from Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $31.4 million, which consisted of a net loss of $40.4 million and a net change of $0.7 million in our net operating assets and liabilities, adjusted by non-cash charges of $8.3 million. The non-cash charges consisted of $5.7 million for stock-based compensation expense, $1.5 million of amortization of premium and discounts on marketable securities and $1.1 million for depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase of $1.2 million in accounts payable and accrued liabilities, a decrease of $0.4 million in prepaid and other current assets and a decrease of $0.8 million in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $54.0 million for the nine months ended September 30, 2021, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $50,000 during the nine months ended September 30, 2021.

Net cash used in investing activities was $73.8 million for the nine months ended September 30, 2020, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.1 million during the nine months ended September 30, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $13.2 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $1.5 million from the issuance of common stock pursuant to our employee equity plans.

Net cash provided by financing for the nine months ended September 30, 2020 was $99.3 million, which consisted of $99.2 million of net proceeds received from the underwritten public offerings and $0.1 million from the issuance of common stock pursuant to our employee equity plans.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $120.8 million as of September 30, 2021, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2021, our cash equivalents and marketable securities had an average maturity of approximately three months and the longest maturity was nine months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance was located in Australia as of September 30, 2021. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The spread of COVID-19 has caused a broad impact globally and may materially affect us economically. The global pandemic of COVID-19 continues to evolve. While the United States has been lifting its public health restrictions, any new developments that prolong or increase the severity of the pandemic, including the emergence of variants, could result in disruptions to global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which it impacts our business, clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the efficacy of vaccines and the evolution of viral variations and mutations, such as the Delta variant, as well as travel restrictions, social distancing requirements and business restrictions in the United States and other countries. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $41.7 million for the year ended December 31, 2020 and $40.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $166.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and planned development of KZR-616 and KZR-261 and future product candidates from our protein secretion program;
•	seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	seek marketing approvals for KZR-616, KZR-261 and any future product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;

•	implement operational, financial, management and compliance systems; and
•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $120.8 million. In November 2021, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, providing us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at closing of the Loan Agreement.  We believe that our cash, cash equivalents and marketable securities as of September 30, 2021 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In September 2020, we filed a shelf registration statement on Form S-3 (Registration No. 333-248752) that allows us to sell up to an aggregate of $200 million of our securities, which includes up to $50.0 million designated in a prospectus supplement for an at-the-market offering program, or the ATM program. During the nine months ended September 30, 2021, we sold an aggregate of 1,823,984 shares of our common stock pursuant to the ATM Agreement for gross proceeds of approximately $12.1 million at an average purchase price of $6.63 per share. In October 2021, we sold an additional 525,037 shares of common stock pursuant to the ATM Agreement for gross proceeds of approximately $4.6 million at a weighted average purchase price of $8.67 per share. Approximately $183.4 million remains available under the shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. For example, our obligations under the Loan Agreement are secured by a security interest in all of our assets, other than our intellectual property which is subject to a negative pledge. In addition, the Loan Agreement contains customary representations and covenants that, subject to exceptions, restrict our ability to, among other things, declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business.

If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

The terms of the Loan Agreement with Oxford Finance place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In November 2021, we entered into the Loan Agreement with Oxford Finance, providing us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10 million was funded at closing of the Loan Agreement. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the Loan Agreement, Oxford Finance may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford Finance could declare a default upon the occurrence of customary events of default, including events that they interpret as a material adverse change as delineated in the Loan Agreement, payment defaults or breaches of certain affirmative or negative covenants, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

A key element of our strategy is to build a pipeline of product candidates and to progress these product candidates through clinical development for the treatment of immune-mediated and oncologic disorders. We are conducting research and discovery efforts targeting the protein secretion pathway and recently initiated a Phase 1 clinical trial of KZR-261, our first clinical candidate for development in oncology. However, our current and future research programs may fail to yield product candidates with acceptable pharmaceutical properties for clinical development. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. Efforts to discover and develop new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. If we are unsuccessful in building our pipeline beyond our current product candidates, our ability to generate product revenue would be impaired, which could significantly harm our financial position and adversely affect the trading price of our common stock.

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

Further, we, the FDA, comparable foreign regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including cGCP, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis and polymyositis, and in the future may evaluate other rare immune-mediated disease indications. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. In October 2021, we initiated a Phase 1 clinical trial studying KZR-261 for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

If the market opportunities for KZR-616 and KZR-261 are smaller than we believe they are, our business may suffer.

We currently focus our drug development of KZR-616 on treatments of immune-mediated diseases. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. Our Phase 1 trial of KZR-261 is designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, and we have not yet selected the tumor types or patient populations for the next stages of clinical development. The number of patients for either product candidate may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

We are highly dependent on the services of our Chief Executive Officer, John Fowler, our President and Chief Scientific Officer, Dr. Christopher Kirk, and our Chief Medical Officer, Dr. Noreen Henig, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

We are highly dependent on our Chief Executive Officer, John Fowler, our President and Chief Scientific Officer, Christopher Kirk, Ph.D. and our Chief Medical Officer, Noreen Henig, M.D. Each of them may terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Based upon our shares of our common stock outstanding as of September 30, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 44% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on our capital stock. Furthermore, our ability to pay cash dividends is currently restricted by the terms of the Loan Agreement. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Kezar Life Sciences, Inc. (Registrant)

Date: November 9, 2021	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)