Form 10-K
period 2021-12-31
Kezar Life Sciences, Inc.
filed 2022-03-17
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Acct). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, was approximately $252 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 56,712,716.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2022 Annual Meeting of Stockholders of the registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

In this report, unless otherwise stated or the context otherwise indicates, references to “Kezar Life Sciences,” “Kezar,” “the Company,” “we,” “us,” “our” and similar references refer to Kezar Life Sciences, Inc. and our wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd. This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

Our lead product candidate, KZR-616, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. We are leveraging its broad therapeutic potential in two Phase 2 clinical trials, MISSION and PRESIDIO, treating patients with severe autoimmune diseases of high unmet medical need. The Phase 2 portion of our MISSION clinical trial is evaluating KZR-616 in patients with lupus nephritis, or LN. The PRESIDIO Phase 2 clinical trial is evaluating KZR-616 in dermatomyositis, or DM, and polymyositis, or PM, indications for which KZR-616 has been granted orphan drug designation, or ODD, by the U.S. Food and Drug Administration, or FDA. Both MISSION and PRESIDIO are fully enrolled with topline data expected in the second quarter of 2022. Based on Phase 1 clinical data generated to date with KZR-616, as well as preclinical data with selective immunoproteasome inhibitors, we believe that KZR-616 has the potential to address multiple chronic immune-mediated diseases. We intend to identify additional immune-mediated disease indications where a proof of principle exists to further develop KZR-616. The International Nonproprietary Name (INN) of zetomipzomib has been selected as the proposed nonproprietary name for KZR-616.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received KZR-616 in the MISSION trial to date. The safety and tolerability profiles of KZR-616 has been favorable and consistent with the needs for a long-term therapy.

Our oncology product candidate, KZR-261, is being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study will be conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. KZR-261 is the first clinical candidate from our novel research platform targeting the Sec61 translocon and the protein secretion pathway for the discovery and development of small molecule therapeutics for oncology and autoimmune indications. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival. We believe this discovery platform has the potential to yield additional small molecule product candidates with the ability to inhibit multiple pathways as a single agent, as well as compounds designed to selectively inhibit a single secreted or transmembrane protein of interest. If successfully developed and approved, these small molecules could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Our Pipeline

The following table sets forth the status of our product candidates and discovery program:

COMPOUND	THERAPEUTIC INDICATION	DEVELOPMENT STAGE				MILESTONES
		PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	
Selective Immunoproteasome Inhibition						
KZR-616	Lupus Nephritis (LN)	MISSION				Q2 2022 (Top-Line Data)
	Dermatomyositis (DM) Polymyositis (PM)	PRESIDIO				Q2 2022 (Top-Line Data)
Protein Secretion Inhibition						
KZR-261	Solid Tumors					
KZR-TBD	Oncology					
KZR-TBD	Immunology

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

We believe that KZR-616 is the only selective immunoproteasome inhibitor that is in clinical trials for the treatment of autoimmune disorders. If successfully developed and approved, KZR-616 may have the ability to become standard of care across a range of immune-mediated diseases based on the following key attributes:

•
broad immunomodulatory activity that may provide meaningful therapeutic benefit without immunosuppression across a range of treatable and currently untreatable immune-mediated diseases;
•
subcutaneous, once weekly dosing schedule which is amenable to patient self-administration with the potential of less frequent dosing for chronic use;
•
rapid drug clearance from the plasma with a half-life of less than five hours;
•
no drug-drug interactions predicted;
•
no teratogenicity or reproductive toxicity observed in preclinical studies;
•
full recovery of immunoproteasome activity occurs within three to seven days following dose administration; and
•
unique chemical structure leads to highly specific inhibition of the immunoproteasome without known off-target effects.

We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to a license agreement with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, in June 2015, or the Onyx License Agreement. Patent coverage for KZR-616 extends to at least 2034. KZR-616 is the result of long-term research and development efforts led by our President, Co-Founder, and Chief Scientific Officer, Christopher Kirk Ph.D., which originated at Onyx.

Clinical Development of KZR-616

We are focusing the initial development of KZR-616 in chronic and severe immune-mediated diseases where limited treatment options exist. Due to its broad immunomodulatory profile, we believe that KZR-616 has the potential to address multiple chronic-immune mediated diseases.

MISSION

The Phase 2 portion of MISSION is an open-label trial to demonstrate the responder rate of KZR-616 in patients with active LN. During the 24-week treatment period, patients receive 60 mg of KZR-616 subcutaneously once weekly (first dose of 30 mg) in addition to standard background therapy. Patients in the MISSION Phase 2 trial do not receive KZR-616 as part of an “induction” therapy, which represents a significant difference in comparison to other recently published trials in LN. End of treatment assessments occur at Week 25. The primary efficacy endpoint for the trial is the proportion of patients achieving a renal response measured by a 50% or greater reduction in urine protein to creatinine ratio, or UPCR, at end of treatment. The secondary efficacy endpoint for the trial is the number of patients with a complete renal response, or CRR, and partial renal response, or PRR. We completed target enrollment of 20 patients in November 2021. Top-line data are expected in the second quarter of 2022.

Lupus nephritis is one of the most serious complications of systemic lupus erythematosus. LN is a disease comprising a spectrum of vascular, glomerular, and tubulointerstitial lesions and develops in approximately 50% of SLE patients within 10 years of their initial diagnosis. LN is associated with considerable morbidity, including an increased risk of end-stage renal disease requiring dialysis or renal transplantation and an increased risk of death. Management of this disease typically consists of induction therapy to achieve remission and long-term maintenance therapy to prevent relapse. There are FDA-approved drugs for the treatment of LN. However, an unmet need still exists for treatments that can reduce disease activity quickly and without widespread immunosuppression.

PRESIDIO

PRESIDIO is a Phase 2 randomized, placebo-controlled, double-blind, crossover clinical trial to evaluate the safety, tolerability, efficacy, pharmacokinetics and pharmacodynamics of KZR-616 in patients with active DM or PM. During the 32-week treatment period, patients receive either 45 mg of KZR-616 or placebo subcutaneously once weekly for 16 weeks followed by a crossover to the other treatment arm for an additional 16 weeks (the first two doses are at 30 mg). The primary efficacy endpoint of PRESIDIO is the mean change from beginning to end of treatment with KZR-616 in the Total Improvement Score (TIS) which ranges from 0 to 100. We completed target enrollment of 24 patients in August 2021. Top-line data from PRESIDIO are expected in the second quarter of 2022. We believe that KZR-616 has the potential to be developed into a treatment for patients with DM and PM, which is in-part supported by preclinical data in a mouse model of DM and PM that demonstrated immunoproteasome inhibition and improved muscle function.

Patients completing PRESIDIO have the opportunity to enroll into an open-label extension, or OLE, study to continue receiving KZR-616 treatment for up to a total of 96 weeks. In December 2021, we introduced at-home self-administration of KZR-616 for patients in the OLE study.

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

MISSION Phase 2 Interim Results

In November 2021, we reported interim results from the MISSION Phase 2 clinical trial, in which five patients had reached the end of treatment, and ten patients had reached week 13 of treatment. The interim results showed a clinically meaningful renal response at the end of treatment for this subset of patients:

•
3 of 5 patients achieved a 50% or greater reduction in UPCR at week 25 compared to baseline, the primary efficacy endpoint of the clinical trial.
•
4 of 5 patients who completed treatment at week 25 with KZR-616 demonstrated clinically meaningful reduction in proteinuria to less than 0.8 UPCR.

•
2 patients showed a CRR and had a reduction of absolute proteinuria values to equal to or less than 0.5 UPCR.
•
2 patients showed a PRR and had a reduction of absolute proteinuria values to between 0.5 and 0.8 UPCR.
•
Clinically meaningful reductions in UPCR were observed in 5 of 10 patients at week 13 of KZR-616 and included improvements in key disease biomarkers.
•
KZR-616 was well tolerated over the six-month treatment period.
•
No new safety signals were observed in the Phase 2 portion of the MISSION trial.
•
Adverse events were generally mild-to-moderate (Grade 1 or 2).
•
There were no study discontinuations due to drug related adverse events. There was one temporary interruption of study drug due to a Grade 3 serious adverse event, the occurrence of a migraine, and one discontinuation unrelated to the study drug.

The above interim data from the MISSION Phase 2 clinical trial are preliminary and will require confirmation in additional patients, as well as longer follow-up, to draw any meaningful clinical conclusion and are subject to routine audit and verification procedures that could result in material changes in the final data. Top-line data from this trial are expected in the second quarter of 2022.

MISSION Phase 1b Results

In June 2021, we presented the results of the completed MISSION Phase 1b clinical trial of KZR-616. The Phase 1b dose escalation study evaluated doses of 45 mg to 75 mg of KZR-616 administered subcutaneously once weekly in a total of 47 patients with SLE, including 2 patients with active proliferative lupus nephritis. 35 of 47 patients completed the study across six cohorts in which patients received 13 weekly doses of KZR-616 and were followed for an additional 12 weeks.

Encouraging trends in exploratory efficacy were confirmed across cohorts, including the improvement of seven SLE-specific disease activity scores. Mean disease activity scores improved in patients who completed the 13-week treatment period (n=35), and improvement in disease activity persisted following the end-of-treatment. Improvement in key biomarkers indicating a reduction in disease activity were also observed. 8 of 8 patients with elevated anti-double-stranded DNA antibody, or anti-dsDNA, levels at baseline had a reduction in anti-dsDNA levels. Improvement in disease activity persisted following the end-of-treatment. The safety and tolerability of KZR-616 was favorable and consistent with needs for a long-term therapy. Most treatment emergent adverse events occurred early and diminished with later doses with the most common being injection site reactions.

Two of two patients in this trial with active proliferative LN had a greater than 50% reduction in UPCR and experienced reductions in anti-dsDNA levels and SLEDAI-2K scores (SLE Disease Activity Index 2000). Biomarker data on these two patients with LN show baseline elevation of urinary CD163, or uCD163, a marker of inflammatory activity in the kidney in patients with LN. Both patients also had a reduction in uCD163, suggesting an important anti-inflammatory effect not achieved with the background therapies.

Safety Profile

Safety and tolerability are monitored across clinical trials of KZR-616 by study-specific data monitoring committees. To date, injection site reactions, or ISRs, are the most common treatment emergent adverse event. The ISRs occur at the time and site of injection, are described as redness, pain, itchiness or indurated. The ISRs are not vasculitic or immunogenic. No clinically significant laboratory abnormalities have been noted; and specifically, we have not observed cytopenias, transaminase abnormalities or renal dysfunction. In addition, no opportunistic infections have been observed to date. With respect to tolerability, a small number of patients (2 of 100 healthy volunteers in our Phase 1a studies; and 2 of 93 patients in our MISSION and PRESIDIO studies) have experienced symptoms suggestive of a systemic injection reaction related to or probably related to KZR-616 at a dose of 60 mg. Based on these observations, we introduced a dosing regimen where patients receive an initial dose of 30 mg of KZR-616 followed by administration of the target dose of 45 mg, 60 mg or 75 mg of KZR-616. The introduction of an initial “step up” dose, together with prophylactic and supportive measures such as oral hydration with electrolyte-rich drinks, has substantially mitigated this early concern. Some patients have reported nausea and occasional vomiting on the day of dosing, which has also been mitigated with the use of optional oral hydration and/or oral or sublingual antiemetics.

Investigator-Initiated Single-Patient Study

In November 2021, Samir Parikh, M.D., an Associate Professor, Division of Nephrology at The Ohio State University, presented a case report on an investigator-initiated clinical study of KZR-616 where Dr. Parikh treated a single patient with LN who previously received KZR-616 under the Phase 1b portion of MISSION. Following completion of the MISSION Phase 1b study, the patient experienced worsening course of disease and return to nephrotic range proteinuria. Specifically, the patient’s UPCR went from 0.56 at three months following study completion to 5.5 at nine months following study completion. Dr. Parikh then started the patient on high dose prednisone of 40 mg/day for 30 days which was tapered to 15 mg/day until beginning the investigator-initiated clinical study.

With prednisone therapy, proteinuria improved from 5.5 to 2.4 and remained there until resuming treatment with KZR-616. Within 12 weeks of re-treatment with KZR-616, the patient’s UPCR reduced to below 0.5 with complete cessation of corticosteroids. Kezar was not the sponsor of this study and has not independently verified or audited these data.

Immune-mediated Diseases and Selective Inhibition of the Immunoproteasome

We are focusing our development efforts on immune-mediated diseases of high unmet need and intend to identify additional indications to develop KZR-616. Immune-mediated diseases are conditions which result from abnormal activity of the body’s immune system. They are characterized by immune dysregulation, and the inappropriate activation of inflammatory cytokines is an underlying manifestation. This abnormal immune response can lead to activation of inflammatory T-cells and cytotoxic T-cells which can cause inflammation, tissue damage, organ damage, the generation of cytokines that are harmful to the surrounding tissue, or activation of macrophages, which can also lead to cytokine release, as well as cellular damage from free radicals.

Autoimmune disease is a subset of immune-mediated diseases whereby an immune response is directed against the body’s own healthy cells and tissues. Approximately 50 million people in the United States suffer from more than 100 diagnosed autoimmune diseases according to the American Autoimmune Related Diseases Association, Inc.

These inflammatory disorders are currently treated one cytokine or cell type at a time or with powerful immunosuppressive agents. Across all immune-mediated diseases, both large and small, there remain significant unmet medical needs and indications with no approved drugs beyond broadly prescribed corticosteroids and similar immunosuppressive regimens. These result in increased risk of infection and malignancy and a wide variety of side effects. In many autoimmune diseases, immunosuppressive regimens do not always induce high rates of clinically meaningful responses. Even if these agents are initially effective, over time patients often experience loss of response. Found predominantly in cells of the immune system, the immunoproteasome modulates multiple drives of inflammation in the immune-mediated disease process. Selectively inhibiting this master regulator of immune cells has the potential to reduce inflammation by reducing the production of key cytokines and downregulating the inflammatory activity of immune cells involved in immune-mediated diseases, such as T-cells and B-cells, without resulting in widespread immunosuppression.

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

KZR-261: A First-In-Class Protein Secretion Inhibitor

KZR-261 is a novel, first-in-class protein secretion inhibitor and the first clinical candidate nominated from our proprietary protein secretion platform. KZR-261 is a broad-spectrum agent that acts through direct interaction and inhibition of Sec61 activity. We have presented encouraging preclinical data with KZR-261 that highlight its potential as a new anti-cancer agent for the treatment of both solid and hematologic malignancies.

We have shown that KZR-261 can simultaneously inhibit multiple clinically relevant targets (for example, immune checkpoints and oncogenic factors) in vitro and inhibit tumor growth in vivo in multiple models, including tumors resistant to traditional chemotherapeutics. In preclinical studies, KZR-261 has been shown induce a direct anti-tumor effect and to modulate the tumor microenvironment. The direct anti-tumor effect of KZR-261 is driven by induction of cell death through proteotoxic stress and other factors, as well as the reduced expression of key growth factors and receptors driving tumor survival and proliferation. In addition, KZR-261 modulates the tumor microenvironment by reducing angiogenic factor expression (e.g., VEGF) and reducing immune checkpoint expression. The preclinical data generated with KZR-261 increases our belief that inhibiting the Sec61 translocon could be effective against a variety of solid and hematologic tumor types.

Clinical Development of KZR-261

In October 2021, we initiated an open-label Phase 1 clinical trial of KZR-261 in patients with solid tumor malignancies. The study is being conducted in two parts, dose escalation and dose expansion, and is designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well as to explore the preliminary anti-tumor activity of KZR-261 in patients with locally advanced or metastatic disease. Following safety review of all dose escalation cohorts and determination of the maximum tolerated dose or maximum administered dose, KZR-261 will be evaluated for safety and preliminary efficacy in four tumor-specific cohorts and one all-tumor cohort to determine doses recommended for Phase 2 studies.

Discovery Platform: Inhibition of the Protein Secretion Pathway via the Sec61 Translocon

Our novel platform for drug discovery targets the Sec61 translocon and the protein secretion pathway to develop potential therapies for oncology, immune-oncology and autoimmune indications.

We believe that protein secretion inhibitors targeting the Sec61 translocon have the potential to replicate the activity of biologic therapies, induce multi-target inhibition, and be designed for oral bioavailability. We have generated a unique and powerful platform for exploitation of the Sec61 translocon as a drug target across a wide range of diseases. As a result of this drug discovery platform, we have generated multiple chemical classes of protein secretion inhibitors with activity in preclinical models of malignant diseases, immune-oncology, inflammation and viral infections. Our research has shown that multiple chemical series can be tuned to selectively target the interaction between unique protein signal sequences and Sec61.

The activity of the Sec61 translocon is a highly conserved process, as virtually all secreted and transmembrane proteins (between 5,000 and 7,000 proteins) utilize Sec61 to enter the endoplasmic reticulum and begin the process of transit to the cell surface. Each protein expresses a unique signal sequence or transmembrane domain. By blocking the functional interaction of signal sequences and Sec61, our tool compounds can inhibit the expression of multiple proteins simultaneously or induce selective inhibition of a small number of proteins. Many validated targets utilize the Sec61 translocon, including targets currently served only by biologic therapies, and our program holds the potential for best-in-class small molecule therapeutics against these targets.

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

Our Strategy

Our strategy is to focus on the discovery, development and commercialization of novel small molecule therapeutics to address unmet medical needs. Key elements of our strategy are to:

•
Develop KZR-616 in multiple autoimmune indications. We believe that KZR-616 has the potential to treat a wide range of immune-mediated diseases. We are conducting Phase 2 trials across three indications of high unmet need. Assuming positive results from these trials, we intend to explore registration-enabling trials in each indication.
•
Develop KZR-261 in oncology. We believe KZR-261 has the potential to be a first-in-class therapeutic modulating the protein secretion pathway and the Sec61 translocon. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by inhibiting multiple pathways for tumor growth and survival.
•
Expand our pipeline of small molecule disruptors of the protein secretion pathway. We intend to continue leveraging our protein secretion platform to identify additional product candidates for the treatment of diseases with significant clinical need in oncology, immuno-oncology and inflammation. This discovery platform has the potential to yield small molecule product candidates that can selectively inhibit single proteins of interest.
•
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

We are currently administering KZR-616 as a lyophilized product candidate, meaning it is freeze-dried and must be reconstituted with water prior to delivery to a patient. In our clinical trials, KZR-616 is reconstituted in the hospital pharmacy prior to patient administration. In December 2021, we introduced at-home self-administration of KZR-616 for patients in the PRESIDIO OLE study. We intend that if approved and commercialized, KZR-616 will be self-administered by patients using the sterile vial-adaptor device.

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

We are aware of two companies engaged in drug discovery and development of selective inhibitors of the immunoproteasome. Principia Biopharma, a Sanofi company, is engaged in preclinical research focused on the discovery of orally bioavailable and selective inhibitors of the immunoproteasome. In addition, Merck KgaA was evaluating an LMP7-selective inhibitor in a Phase 1 clinical trial in Multiple Myeloma, which was terminated in 2021.

Currently, lupus is treated with corticosteroids and immunosuppressive agents such as azathioprine. Current guidance for the treatment of proliferative lupus nephritis involves induction therapy with either CellCept or Cytoxan® (cyclophosphamide) and corticosteroids. Additionally, there are two drugs recently approved by the FDA for the treatment of lupus nephritis: Benlysta® (belimumab), an anti-BAFF monoclonal antibody from GlaxoSmithKline is approved for the treatment of moderate to severe lupus and lupus nephritis; and Lupkynis™ (voclosporin), a calcineurin inhibitor from Aurinia Pharmaceuticals, is approved for the treatment of active lupus nephritis, in each case in combination with a background immunosuppressive therapy regimen.

Other companies are developing agents to treat both lupus and lupus nephritis. In lupus, these agents include antibodies against the interferon alpha receptor, such as Saphnelo™ (anifrolumab) from AstraZeneca, and against IL-23/IL-12, such as Stelara from Janssen Biotech, Inc., and small molecule agents targeting JAK, such as baricitinib from Eli Lilly and Co., cereblon from Celgene, and BTK, such as Olumiant® (evobrutinib), under evaluation by Merck KgaA.

In active, proliferative lupus nephritis, other companies are developing novel agents to add to the standard induction regimens, such as Saphnelo™ (anifrolumab), the B-cell depleting agent Gazyva® (obinutuzimab) from Roche.

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

In total, our patent portfolio, including patents licensed from Onyx, comprises more than 10 different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for selective immunoproteasome inhibitors and protein secretion inhibitors. Our patent portfolio includes issued patents in, among other jurisdictions, the United States, Australia, Canada,

China, Europe, Japan, Mexico, Singapore and South Korea with expiration dates ranging from 2027 to 2037. Our patent portfolio is outlined below:

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

KP-01-002 – composition of matter patent application pending directed to protein secretion modulators and covering Kezar’s current clinical candidate KZR-261 as a tumor therapeutic, with no issued patents yet. The 20-year term of this family is expected to be March 2039, absent any patent term extensions available.

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

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials, in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;
•
submission to the FDA of an NDA;
•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCP and the integrity of the clinical data;
•
payment of user fees; and
•
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

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
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

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act to ensure accountability in distribution.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements on certain types of individuals and entities, including covered entities, business associates and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Privacy and Data Security

In the ordinary course of our business, we may process personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR, and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area, or EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors – Risks Related to Our Business Operations, Employee Matters and Managing Growth” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

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

The PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, the PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the PPACA extends manufacturers’ Medicaid rebate liability, expanded eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For Example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue through 2031 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021,

President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathway for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We expect additional healthcare reform initiatives to be adopted in the future. We also expect these initiatives to increase pressure on drug pricing. Further, it is possible that additional governmental action is taken in response to the evolving effects of the ongoing COVID-19 pandemic.

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

Environmental, Social and Governance

We are highly committed to policies and practices focused on environmental, social and corporate governance, or ESG, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain an open, collaborative and positive corporate culture. We are developing KZR-616 as a potential therapeutic for autoimmune disorders that disproportionately impact underserved communities and in orphan indications where there is a high unmet medical need.

To ensure our ongoing success, we are committed to promoting and maintaining an inclusive, high-performing culture where all team members embrace and leverage each other's talents and backgrounds. Our commitment to diversity is articulated in our values and reflected in every part of the organization, including an employee led Diversity, Equity & Inclusion council. We are proud to actively support mentoring programs and internships for students in underserved communities as well as those interested in pursuing degrees in science and technology.

Kezar is committed to environmentally responsible operations, which includes using natural resources wisely and considering our overall impact on the environment. We conduct our operations in a single office and laboratory space to minimize waste and use of energy and water. We take steps to reduce waste streams and ensure proper treatment of both hazardous and non-hazardous materials.

We are committed to conducting our business ethically and helping ensure that we comply with the laws and regulations that govern our business and industry in all markets in which we operate. Our employees receive training on our Code of Business Conduct and Ethics and other compliance measures. Additional corporate governance measures are discussed in our proxy statement.

Employees and Human Capital Resources

As of December 31, 2021, we had 56 full-time employees, 42 of whom were primarily engaged in research and development activities and 14 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. Such risks may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy.

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
•
The terms of the Loan Agreement with Oxford Finance LLC place restrictions on our operating and financial flexibility.
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
•
We rely on third parties to manufacture clinical supplies of our product candidates and to conduct, supervise and monitor our preclinical studies and clinical trials. If those third parties perform in an unsatisfactory manner, it may harm our business.
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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $54.6 million, $41.7 million and $35.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $180.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $208.4 million. In November 2021, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance providing us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at closing of the Loan Agreement. We believe that our cash, cash equivalents and marketable securities as of December 31, 2021 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we filed an automatic shelf registration statement on Form S-3ASR (Registration No. 333-261774) that allows us to sell up to an aggregate of $200 million of our securities, which includes a prospectus for an at-the-market offering program, or ATM program. As of March 15, 2022, approximately $192.4 million remains available under the automatic shelf registration statement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. For example, our obligations under the Loan Agreement are secured by a security interest in all of our assets, other than our intellectual property which is subject to a negative pledge. In addition, the Loan Agreement contains customary covenants that, subject to specific exceptions, restrict our ability to, among other things, declare dividends or redeem or repurchase equity interests, incur additional liens, make loans and investments, incur additional indebtedness, engage in mergers, acquisitions and asset sales, transact with affiliates, undergo a change in control, add or change business locations, or engage in businesses that are not related to its existing business.

In addition, if we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

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

If we default under the Loan Agreement, Oxford Finance may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford Finance could declare a default upon the occurrence of an event of default, including events that they interpret as a material adverse change as defined in the Loan Agreement, payment defaults or breaches of certain affirmative and negative covenants, thereby requiring us to repay the loan immediately. Any declaration by Oxford Finance of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

The ongoing COVID-19 pandemic may cause disruptions to our business and may impact our ability to access capital.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to federal law with respect to the limitations on the use of NOLs.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, together with the CARES Act that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss, or NOL, carryforwards, and allowing for the expensing of certain capital expenditures. Recently, in the United States, Congress and the Biden administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to our business.

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

A key element of our strategy is to build a pipeline of product candidates and to progress these product candidates through clinical development for the treatment of immune-mediated and oncologic disorders. We are conducting research and discovery efforts targeting the protein secretion pathway and, in October 2021, we initiated a Phase 1 clinical trial of KZR-261, our first clinical candidate for development in oncology. However, our current and future research programs may fail to yield product candidates with acceptable pharmaceutical properties for clinical development. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. Efforts to discover and develop new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. If we are unsuccessful in building our pipeline beyond our current product candidates, our ability to generate product revenue would be impaired, which could significantly harm our financial position and adversely affect the trading price of our common stock.

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

Due to the significant resources required for research and development, we must prioritize development of certain product candidates. We may expend our limited resources to pursue particular drug candidates and fail to capitalize on other product candidates that may be more profitable or for which there may be a greater likelihood of success.

In addition to our clinical trials underway for KZR-616 and KZR-261, we are conducting research and discovery efforts targeting the protein secretion pathway. The development of these product candidates requires significant capital investment. Due to the significant resources required for the development of KZR-616, KZR-261 and any future product candidates, we must focus our research and development efforts on specific indications and decide which product candidates to pursue and advance. Our decisions concerning the allocation of research, development, management, and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.

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

Our product candidates will require clinical testing before we are prepared to submit an NDA for regulatory approval. The clinical trial process is expensive, time consuming, and subject to uncertainty, and we estimate that the successful completion of clinical trials of our product candidates will take several years to complete. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. We may design the inclusion and exclusion criteria for trial participation too narrowly, which would make it difficult to find and enroll patients for our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis and polymyositis, and in the future may evaluate other rare immune-mediated disease indications. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. In October 2021, we initiated a Phase 1 clinical trial studying KZR-261 for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as Russia's recent incursion into Ukraine, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. For example, the implementation of public health safety measures and the demands on our healthcare system relating to the COVID-19 pandemic have impacted our clinical development timelines and previously anticipated data release milestones for KZR-616. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. As an example, some patients included in the MISSION Phase 2 clinical trial are located in Ukraine and Russia. The escalation of tensions in the region, including Russia’s February 2022 incursion into Ukraine and the resulting imposition of economic and other sanctions by the United States, European Union and many other nations on Russia, individuals in Russia, Russian businesses and the Russian central bank, could disrupt or delay our ability to conduct clinical trial activities, including the evaluation of data. Although the length and impact of any military action are highly unpredictable, clinical trial sites in Ukraine, Russia and other countries may close, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for further follow-up. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients already enrolled in our trial could result in the need to enroll additional patients, which would be costly and could delay our anticipated timeline for the completion of the trial. Any inability to timely and successfully complete preclinical and clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates.

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
•
regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may otherwise suspend our clinical trials at any time if it appears we are or our collaborators are failing to conduct a trial in accordance with regulatory requirements;
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
•
we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•
business interruptions resulting from geo-political actions, such as Russia’s recent incursion into Ukraine, war, terrorism, natural disasters or public health epidemics.

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

Our product candidates have been involved, and may be involved in the future, in investigator-initiated clinical trials, and we have limited or no control over the conduct of such trials.

KZR-616 has been involved in an investigator-initiated clinical trial, and our product candidates may be involved in investigator-initiated clinical trials in the future. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our own internal clinical trials. However, while investigator-initiated clinical trials may provide us with clinical data that can inform our development strategy, we generally have less control over the conduct and design of such trials. Because we are not the sponsors of investigator-initiated clinical trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and the ongoing collection of data. Negative results in investigator-initiated clinical trials could have a material adverse effect on our business and prospects and the perception of our product candidates.

The ongoing COVID-19 pandemic could negatively affect our ability to enroll and conduct our clinical trials.

Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. As a result of the implementation of public health safety measures and the demands on the global healthcare system relating to COVID-19, we have experienced delays in the clinical development timelines for our product candidates. Clinical site initiation and patient enrollment has been delayed due to prioritizing hospital resources for the treatment of patients with COVID-19. In particular, outside of the United States, we have experienced delays in receiving approval from local regulatory authorities to initiate our clinical trials in certain countries, and local regulatory authorities have adopted different risk limiting measures that we are required to meet to conduct our clinical trials. In addition, the patients in our clinical trials may not be able to comply with clinical trial protocols if public safety measures impede travel and mobility or interrupt healthcare services. We may also experience the following adverse impacts:

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

If we seek to commercialize our product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If we seek to commercialize our product candidates outside of the United States, we expect that we will be subject to additional risks including:

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
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal statutes that prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, health care clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and their subcontractors that perform certain services involving the use or disclosure of individually identifiable health information;
•
federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and
•
state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other "transfers of value" to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Since its passage, there have been varied executive, judicial and Congressional challenges to certain provisions of the PPACA. In addition, Congress has considered, and may consider in the future, legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed any comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell KZR-616, KZR-261 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to KZR-616, KZR-261 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize KZR-616, KZR-261 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

We are highly dependent on the services of our executive officers, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

We are highly dependent on the services of our Chief Executive Officer, John Fowler, our President and Chief Scientific Officer, Christopher Kirk, Ph.D., and our Chief Medical Officer, Noreen Henig, M.D. Each of them may terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data, Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s GDPR, or UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area, or EEA and the United Kingdom, or UK. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Significant disruptions of our, or our contractors' or vendors', information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

In the ordinary course of our business, we may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third parties. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

In addition, in response to the COVID-19 pandemic, we enabled substantially all of our employees to work remotely, which poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to conduct our busines. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Additionally, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of the ongoing COVID-19 pandemic and the Russian incursion into Ukraine; and
•
investors’ general perception of us and our business.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Our common stock is thinly traded and our stockholders may be unable to sell their shares quickly or at market price.

Although we have had periods of high-volume daily trading in our common stock, generally our stock is thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. Our common stock price could, for example, decline significantly as a result of sales of a large number of shares of our common stock on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price, or from the perception that these sales could occur.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of December 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 40% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Holders

As of February 28, 2022, there were approximately 14 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

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

Our lead product candidate, KZR-616, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. We are now leveraging its broad therapeutic potential in two Phase 2 clinical trials, MISSION and PRESIDIO, treating patients with severe autoimmune diseases of high unmet medical need. The Phase 2 portion of our MISSION clinical trial is evaluating KZR-616 in patients with lupus nephritis, or LN. The PRESIDIO Phase 2 clinical trial is evaluating KZR-616 in dermatomyositis, or DM, and polymyositis, or PM, indications for which KZR-616 have been granted orphan drug designation, or ODD, by the U.S. Food and Drug Administration, or FDA. Based on Phase 1 clinical data generated to date with KZR-616, as well as preclinical data with selective immunoproteasome inhibitors, we believe that KZR-616 has the potential to address multiple chronic immune-mediated diseases.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received KZR-616 in the MISSION trial to date. The safety and tolerability profile of KZR-616 has been favorable and consistent with needs for a long-term therapy.

Our oncology product candidate, KZR-261, is being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study will be conducted in two parts: dose escalation in subjects with locally advanced or metastatic solid malignancies, and dose expansion in subjects with selected tumor types. KZR-261 is the first clinical candidate from our novel research platform targeting the Sec61 translocon and the protein secretion pathway for the discovery and development of small molecule therapeutics for oncology and autoimmune indications. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival. We believe this discovery platform has the potential to yield additional small molecule product candidates with this ability to inhibit multiple pathways as a single agent, as well as compounds designed to selectively inhibit a single secreted or transmembrane protein of interest. If successfully developed and approved, these small molecules could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, from public offerings of common stock and pre-funded warrants to purchase common stock as described below, and debt. We acquired exclusive worldwide rights to KZR-616 and an accompanying library of similar molecules pursuant to a license agreement, or the Onyx License Agreement, with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc. in June 2015. Patent coverage for KZR-616 extends to at least 2034.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $54.6 million, $41.7 million and $35.1 million for the years ended

December 31, 2021, 2020 and 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $180.7 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Critical Accounting Policies and Estimates

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

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K. We have listed below our critical accounting policies and estimates that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results and no significant assumptions used have a high degree of subjectivity.

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

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.

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

The following table summarizes our research and development expenses for the years ended:

	Year Ended December 31,
	2021	2020	2019
(dollars in millions)	(unaudited)
Research and development expenses by program:
KZR-616	$24.6	$18.9	$17.4
KZR-261	7.8	6.7	—
Protein Secretion	6.5	5.4	10.0
Total research and development expenses	$38.9	$31.0	$27.4

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel expenses, allocated facilities costs and fees for outside consulting and professional services, including legal, human resource, information technology and audit services. Personnel expenses consist of salaries, benefits and stock-based compensation. We will incur additional expenses as we increase the size of our administrative function to support the growth of our business.

Interest Income

Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

Interest Expense

Our interest expense consists of interest expense related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with the Loan Agreement.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(dollars in millions)	2021	2020	Increase (decrease)
Operating expenses:
Research and development	$38.9	$31.0	$7.9
General and administrative	15.7	11.9	3.8
Total operating expenses	54.6	42.9	11.7
Loss from operations	(54.6)	(42.9)	(11.7)
Interest income	0.2	1.2	(1.0)
Interest expense	(0.2)	—	(0.2)
Net loss	$(54.6)	$(41.7)	$(12.9)

Research and Development Expenses

Research and development expenses increased by $7.9 million in 2021 compared to 2020. The increase was primarily due to an increase of $2.3 million in clinical trial related costs for KZR-616, an increase of $2.2 million in personnel related expenses due to an increase in headcount, an increase of $1.6 million in clinical trial related start-up costs for KZR-261, an increase of $1.4 million in drug manufacturing expenses for KZR-616, an increase of $0.9 million in stock-based compensation, an increase of $0.7 million in research expenses related to the protein secretion program, an increase of $0.7 million in consulting fees driven by increased clinical development and regulatory activities, and an increase of $0.4 million in facility-related expenses, offset by a decrease of $2.3 million in preclinical expenses related to the IND enabling studies for KZR-261.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million in 2021 compared to 2020. The increase was primarily due to an increase of $1.8 million in stock-based compensation, an increase of $1.2 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.3 million in consulting and professional service fees, an increase of $0.2 million in directors and officers liability insurance, and an increase of $0.3 million in facility-related expenses.

Interest Income

Interest income decreased by $1.0 million in 2021 compared to 2020. The decrease was primarily attributable to lower interest rates on our marketable securities.

Interest Expense

Interest expense increased by $0.2 million in 2021 compared to 2020. The interest expense was comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had $62.9 million in cash and cash equivalents and $145.5 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of December 31, 2021, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $54.6 million for the year ended December 31, 2021, and we had an accumulated deficit of $180.7 million as of December 31, 2021.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2021 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date the financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Programs

During 2021, we sold an aggregate of 9,352,359 shares of our common stock for gross proceeds of approximately $104.1 million at a weighted average purchase price of $11.13 per share pursuant to the at-the-market offering programs described below.

(in thousands except share and per share data)	Aggregate of shares of common stock sold in 2021	Gross proceeds	Weighted average purchase price per share	Net proceeds, after deducting Cowen's commission
December 2021 ATM Agreement	74,304	$1,196	$16.10	$1,161
November 2021 ATM Agreement	4,051,534	52,901	13.06	51,313
September 2020 ATM Agreement	5,226,521	49,996	9.57	48,496
	9,352,359	$104,093	$11.13	$100,970

In December 2021, we entered into a Sales Agreement (the “December 2021 ATM Agreement”) with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our automatic shelf registration statement on Form S-3ASR (File No. 333-261774). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the December 2021 ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of December 31, 2021, we have sold an aggregate of 74,304 shares of our common stock for gross proceeds of approximately $1.2 million at a weighted average purchase price of $16.10 per share pursuant to the December 2021 ATM Agreement. As of March 15, 2022, an additional of 424,043 shares of our common stock were sold pursuant to the December 2021 ATM Agreement for gross proceeds of approximately $6.4 million at a weighted average purchase price of $15.04 per share. Approximately $192.4 million remains available under the automatic shelf registration statement.

We previously entered into a Sales Agreement with Cowen in November 2021 (the “November 2021 ATM Agreement”) and a Sales Agreement with Cowen in September 2020 (the “September 2020 ATM Agreement”), pursuant to which we could offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $100.0 million and $50.0 million, respectively. Shares of common stock sold under the November 2021 ATM Agreement and September 2020 ATM Agreement (the “Prior ATM Agreements”) were issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-248752). We paid Cowen a commission equal to 3.0% of the gross sales proceeds of shares of common stock sold under the Prior ATM Agreements. The November 2021 ATM Agreement was terminated as of December 20, 2021, and the September 2020 ATM Agreement was terminated as of November 19, 2021. Following termination, we will not sell any additional shares of common stock pursuant to the Prior ATM Agreements.

Debt Facility

In November 2021, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at our election from July 1, 2022 to December 30, 2022. Subsequent tranches of up to $20.0 million each would become available upon achieving milestones related to our MISSION Phase 2 clinical trial, our PRESIDIO Phase 2 clinical trial and our KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The Loan Agreement bears interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

Funding Requirements

We believe that our available cash, cash equivalents and short-term investments and continued access to our term loan are sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Our material cash requirements also include the following contractual obligations as of December 31, 2021 (in millions). For additional information, see our consolidated financial statements.

CONTRACTUAL OBLIGATIONS	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$13.8	$0.8	$2.0	$11.0	$—
Operating leases (2)	5.2	1.6	3.3	0.3	—
Total obligations	$13.8	$0.8	$2.0	$11.0	$—

(1) Debt obligations include principal, future interest payments and the final payment fee due on maturity. Interest payments include interests on variable rate debt based on the outstanding balances and the applicable initial rates at the closing of the Loan Agreement with Oxford Finance. Refer to Note 7 of our audited financial statements for payments due under the term loans.

(2) Amounts in the table represent the operating lease obligations of office and laboratory space at 4000 Shoreline Court, South San Francisco, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

Except as disclosed in the table above, we have no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis.

The above table does not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. Under the Onyx License Agreement, we are obligated to pay Onyx milestone payments of up to $172.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. We excluded the contingent payments given that the timing and amount (if any) of any such payments cannot be reasonably estimated at this time. See the section titled “Business—License Agreement with Onyx” for additional information.

We will require additional financing to fund working capital and pay our obligations. We may pursue financing opportunities through the issuance of debt or equity. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us or at all. Funding may not be available to us on acceptable terms, or at all. The COVID-19 pandemic and the Russian incursion into the Ukraine have already resulted in significant disruption of global financial markets. If such a disruption occurs, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

Discussion of our cash flow activities for the year ended December 31, 2019 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
(dollars in millions)
Net cash used in operating activities	$(42.4)	$(36.9)
Net cash used in investing activities	(28.4)	(56.5)
Net cash provided by financing activities	112.6	99.6
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase in cash and cash equivalents	$41.7	$6.3

Cash Flows from Operating Activities

During the year ended December 31, 2021, cash used in operating activities was $42.4 million, which consisted of a net loss of $54.6 million and a net change of $1.2 million in our net operating assets and liabilities, and adjusted by non-cash charges of $11.0 million. The non-cash charges consisted of $1.5 million for depreciation and amortization, $7.6 million for stock-based compensation expense, $1.8 million of amortization of premium and discounts on marketable securities, and $0.1 million of non-cash interest expense. The change in our net operating assets and liabilities was primarily due to a decrease of $1.1 million in prepaid expenses and other current assets and an increase of $1.2 million in accounts payable and accrued expenses due to timing of payments and increased clinical and manufacturing expenditures, offset by a decrease of $1.0 million in operating lease liabilities.

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

Cash Flows from Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $28.4 million primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment was $0.3 million during the year ended December 31, 2021.

During the year ended December 31, 2020, net cash used in investing activities was $56.5 million primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment was $0.2 million during the year ended December 31, 2020.

Cash Flows from Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $112.6 million, consisting of $101.0 million of net proceeds received from the at-the-market offering programs described above, $9.5 million of net proceeds received under the Loan Agreement with Oxford Finance, and $2.1 million from the issuance of common stock pursuant to our employee equity plans.

During the year ended December 31, 2020, cash provided by financing activities was $99.6 million, consisting of $99.2 million of net proceeds received from the underwritten public offering and $0.4 million from the issuance of common stock pursuant to our employee equity plans.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $208.4 million as of December 31, 2021, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2021, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance was located in Australia as of December 31, 2021. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Information About Our Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2022 Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” in our 2022 Proxy Statement.

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

10.4+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2018 Equity Incentive Plan.
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

10.9+	Non-Employee Director Compensation Policy.
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

10.13+

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

10.15

Lease between the Company and AP3-SF1 4000 Shoreline, LLC, dated August 16, 2017 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).

10.16

Confirmation of Lease Terms between the Company and AP3-SF1 4000 Shoreline, LLC, effective as of March 1, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 26, 2019).

10.17	Loan and Security Agreement, dated as of November 4, 2021, by and between the Company and Oxford Finance LLC.
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kezar Life Sciences, Inc. (Registrant)

March 17, 2022	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

March 17, 2022	By:	/s/ Marc Belsky
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

Name	Title	Date

/s/ John Fowler	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
John Fowler

/s/ Marc Belsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 17, 2022
Marc Belsky

/s/ Jean-Pierre Sommadossi, Ph.D.	Chairman of the Board of Directors	March 17, 2022
Jean-Pierre Sommadossi, Ph.D.

/s/ Franklin Berger	Director	March 17, 2022
Franklin Berger

/s/ Graham Cooper	Director	March 17, 2022
Graham Cooper

/s/ Elizabeth Garner, M.D.	Director	March 17, 2022
Elizabeth Garner, M.D.

/s/ Michael Kauffman, M.D., Ph.D.	Director	March 17, 2022
Michael Kauffman, M.D., Ph.D.

/s/ Christopher Kirk, Ph.D.	President, Chief Scientific Officer and Director	March 17, 2022
Christopher Kirk, Ph.D.

/s/ Micki Klearman, M.D.	Director	March 17, 2022
Micki Klearman, M.D.

/s/ Courtney Wallace	Director	March 17, 2022
Courtney Wallace

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kezar Life Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kezar Life Sciences, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California

March 17, 2022

KEZAR LIFE SCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$62,882	$21,228
Marketable securities	145,473	119,219
Prepaid expenses	2,570	2,733
Other current assets	729	1,631
Total current assets	211,654	144,811
Property and equipment, net	3,283	3,435
Operating lease right-of-use asset	2,714	3,314
Other assets	282	282
Total assets	$217,933	$151,842
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,028	$2,358
Accrued liabilities	4,985	3,021
Operating lease liabilities, current	1,199	1,042
Other liabilities, current	—	21
Total current liabilities	8,212	6,442
Operating lease liabilities, noncurrent	3,223	4,422
Debt, noncurrent	9,622	—
Total liabilities	21,057	10,864
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of December 31, 2021 and 2020; 56,259,747 and 46,359,743 shares issued and outstanding as of December 31, 2021 and 2020, respectively	56	46
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Additional paid-in capital	377,765	267,093
Accumulated other comprehensive loss	(291)	(137)
Accumulated deficit	(180,654)	(126,024)
Total stockholders' equity	196,876	140,978
Total liabilities and stockholders' equity	$217,933	$151,842

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Operations

(In thousands except share and per share data)

	Year Ended
	December 31,
	2021	2020	2019
Operating expenses:
Research and development	$38,935	$30,981	$27,363
General and administrative	15,724	11,969	9,979
Total operating expenses	54,659	42,950	37,342
Loss from operations	(54,659)	(42,950)	(37,342)
Interest income	188	1,208	2,255
Interest expense	(159)	—	—
Net loss	$(54,630)	$(41,742)	$(35,087)
Net loss per common share, basic and diluted	$(1.04)	$(0.95)	$(1.84)
Weighted-average shares used to compute net loss per common share, basic and diluted	52,759,335	44,004,190	19,083,826

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net loss	$(54,630)	$(41,742)	$(35,087)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(50)	82	(45)
Unrealized (loss) gain on marketable securities	(104)	(23)	52
Total other comprehensive (loss) income, net of tax	(154)	59	7
Comprehensive loss	$(54,784)	$(41,683)	$(35,080)

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2018	19,114,421	$19	$158,176	$(203)	$(49,195)	$108,797
Issuance of common stock under employee stock incentive plans	93,656	—	272	—	—	272
Vesting related to shares of common stock issued pursuant to early exercises	—	—	50	—	—	50
Stock-based compensation expense	—	—	4,007	—	—	4,007
Other comprehensive income	—	—	—	7	—	7
Net loss	—	—	—	—	(35,087)	(35,087)
Balance at December 31, 2019	19,208,077	19	162,505	(196)	(84,282)	78,046
Issuance of common stock and pre-funded warrants through underwritten offerings, net of offering costs of $6,748	26,984,001	27	99,134	—	—	99,161
Issuance of common stock under employee stock incentive plans	167,665	—	470	—	—	470
Vesting related to shares of common stock issued pursuant to early exercises	—	—	41	—	—	41
Stock-based compensation expense	—	—	4,943	—	—	4,943
Other comprehensive income	—	—	—	59	—	59
Net loss	—	—	—	—	(41,742)	(41,742)
Balance at December 31, 2020	46,359,743	46	267,093	(137)	(126,024)	140,978
Issuance of common stock under the ATM Agreements, net of offering costs of $3,123	9,352,359	9	100,986	—	—	100,995
Issuance of common stock under employee stock incentive plans	547,645	1	2,069	—	—	2,070
Vesting related to shares of common stock issued pursuant to early exercises	—	—	21	—	—	21
Stock-based compensation expense	—	—	7,596	—	—	7,596
Other comprehensive income	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	(54,630)	(54,630)
Balance at December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(54,630)	$(41,742)	$(35,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,510	1,544	1,301
Stock-based compensation	7,596	4,943	4,007
Amortization of premiums and discounts on marketable securities	1,770	317	(979)
Amortization of debt discount and issuance costs and other non-cash interest	91	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,051	(1,424)	(553)
Accounts payable and accrued liabilities	1,217	313	2,208
Operating lease liabilities and other liabilities	(1,042)	(900)	(774)
Net cash used in operating activities	(42,437)	(36,949)	(29,877)
Cash flows from investing activities:
Purchases of property and equipment	(316)	(194)	(607)
Purchases of marketable securities	(156,378)	(225,728)	(102,255)
Maturities of marketable securities	128,250	169,424	123,281
Net cash (used in) provided by investing activities	(28,444)	(56,498)	20,419
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discount and issuance costs of $469	9,531	—	—
Proceeds from issuance of common stock under at-the-market offerings, net of issuance costs	100,970	—	—
Proceeds from sale of common stock and pre-funded warrants in public offerings, net of offering costs	—	99,186	—
Proceeds from issuance of common stock under employee stock incentive plans	2,084	456	272
Net cash provided by financing activities	112,585	99,642	272
Effect of exchange rate changes on cash and cash equivalents	(50)	82	(45)
Net increase (decrease) in cash and cash equivalents	41,654	6,277	(9,231)
Cash and cash equivalents at the beginning of period	21,228	14,951	24,182
Cash and cash equivalents at the end of period	$62,882	$21,228	$14,951
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$21	$41	$50
Purchase of property and equipment in accounts payable	$442	$—	$—
Unpaid offering costs in accrued liabilities	$—	$25	$—
Supplemental disclosures
Cash paid for interest	$69	$—	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s lead product candidates, KZR-616 and KZR-261. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $180.7 million as of December 31, 2021. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash, cash equivalents and marketable securities as of December 31, 2021 will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

During 2021, the Company sold an aggregate of 9,352,359 shares of its common stock at a weighted average purchase price of $11.13 per share pursuant to the Company's at-the-market offering programs for net proceeds of approximately $101.0 million after deducting $3.1 million commission paid. Between January 1, 2022 and March 15, 2022, the Company sold an additional 424,043 shares of common stock pursuant to the ATM program for gross proceeds of approximately $6.4 million at a weighted average purchase price of $15.04 per share.

In November 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), which provides the Company up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement.

On June 11, 2020, the Company completed an underwritten public offering of 7,590,909 shares of its common stock and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of its common stock at an exercise price of $0.001 per share (the “June Offering”). The public offering price of the Company’s common stock was $5.50 per share and the public offering price of each pre-funded warrant was $5.499 per underlying share. In July 2020, the underwriters exercised an option to purchase an additional 427,707 shares of common stock. The net proceeds from the June Offering were approximately $45.8 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Equal Talent Investments Limited, and one of the Company’s directors purchased an aggregate of approximately $8.5 million of common stock in the June Offering.

On February 4, 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock, and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of its common stock at an exercise price of $0.001 per share (the “February Offering”). The public offering price of the Company’s common stock was $2.60 per share and the public offering price of each pre-funded warrant was $2.599 per underlying share. The net proceeds from the February Offering were approximately $53.4 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. The Company’s existing stockholder, Morningside Ventures Investments Ltd, and certain of the Company’s officers and directors purchased an aggregate of approximately $10.4 million of common stock in the February Offering.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of marketable securities, stock-based compensation, and accrued research and development costs. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

The Company also anticipates that the COVID-19 pandemic will continue to have an impact on the clinical and preclinical development timelines for its clinical and preclinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

Significant Risks and Uncertainties

The Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the COVID-19 pandemic impacts the Company’s business, preclinical and clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, safety measures and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology industry with development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory feedback regarding the Company’s product candidates; delays or problems in the supply of its product candidates; loss of single source suppliers or their failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional technologies or product candidates; clinical development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at fair value. The Company has no restricted cash.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2021, the majority of the Company’s cash, cash equivalents and marketable securities were held by financial institutions in the United States, while approximately $0.7 million was held by a financial institution in Australia. Such deposits in the United States were in excess of insured limits.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2021, there have been no such impairment losses.

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

The Company does not recognize ROU assets or lease liabilities for short-term leases with terms less than 12 months and separately accounts for lease and non-lease components for all of its leases.

Debt Issuance Costs and Debt Discounts

Debt issuance costs include legal fees, accounting fees, and other direct costs incurred in connection with the execution of the Company’s debt financing. Debt discounts represent costs paid to the lenders. Debt issuance costs and debt discounts are deducted from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt using the effective interest method.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to consultants and entities that conduct certain research and development activities on the Company’s behalf and expenses incurred in connection with license agreements. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and then expensed as the related goods are delivered or the services are performed.

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

The Company recognized $0, $58,000 and $635,000 as a reduction of research and development expenses for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with the research and development tax incentive from the ATO. As of December 31, 2021 and 2020, the research and development tax credit receivable was $70,000 and $766,000, respectively, which is included in other current assets in the consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires entities to disclose certain information about the nature of certain governmental assistance received, including the nature of the transaction and the related accounting policy, the financial statement line items impacted by the assistance, as well as the significant terms and conditions of the transactions. The standard is effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The adoption on ASU 2021-10 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04 Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 370-50), Compensation-Stock Compensation (Topic 718),and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40); Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for all entities for fiscal years beginning after December 15, 2021. Adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, in January 2021. It clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company's Loan Agreement with Oxford Finance includes a provision for the determination of a benchmark replacement rate as a successor to the LIBOR rate, therefore the Company does not expect the discontinuation of LIBOR to have an impact on its consolidated financial statements.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of December 31, 2021 or 2020.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	December 31, 2021
Financial Assets:	Total	Level 1	Level 2	Level 3
U.S. Treasury money market funds	$60,375	$60,375	$—	$—
U.S. Treasury securities	82,106	82,106	—	—
Commercial paper	46,687	—	46,687	—
Corporate debt securities	15,481	—	15,481	—
U.S. Government agency bonds	1,199	—	1,199	—
Total	$205,848	$142,481	$63,367	$—

	December 31, 2020
Financial Assets:	Total	Level 1	Level 2	Level 3
U.S. Treasury money market funds	$19,347	$19,347	$—	$—
U.S. Treasury securities	107,708	107,708	—	—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	10,511	—	10,511	—
Total	$138,566	$127,055	$11,511	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury money market funds	$60,375	$—	$—	$60,375
U.S. Treasury securities	82,204	—	(98)	82,106
Commercial paper	46,678	13	(4)	46,687
Corporate debt securities	15,486	—	(5)	15,481
U.S. agency bonds	1,200	—	(1)	1,199
Total	$205,943	$13	$(108)	$205,848

	December 31, 2020
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury money market funds	$19,347	$—	$—	$19,347
U.S. Treasury securities	107,703	10	(5)	107,708
Commercial paper	998	2	—	1,000
Corporate debt securities	10,509	3	(1)	10,511
Total	$138,557	$15	$(6)	$138,566

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2021 and 2020.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$82,106	$(98)	$43,202	$(5)
Commercial paper	13,734	(4)	—	—
Corporate debt securities	15,481	(5)	9,006	(1)
U.S. agency bonds	1,199	(1)	—	—
Total	$112,520	$(108)	$52,208	$(6)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.

As of December 31, 2021, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities maturing:
In one year or less	$205,943	$205,848
Total available-for-sale securities	$205,943	$205,848

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at December 31, 2021. There were no sales of available-for-sale securities in any of the periods presented.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	3,423	2,750
Computer equipment	244	159
Total property and equipment	6,935	6,177
Less accumulated depreciation and amortization	(3,652)	(2,742)
Property and equipment, net	$3,283	$3,435

Depreciation expense was $0.9 million, $0.9 million, and $0.9 million for the year ended December 31, 2021, 2020, and 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Accrued preclinical and research costs	$1,043	$461
Accrued clinical costs	1,642	929
Accrued employee-related costs	1,970	1,355
Accrued professional services	231	103
Other	99	173
Total accrued liabilities	$4,985	$3,021

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in 4000 Shoreline Court, South San Francisco, California. The lease commenced on March 1, 2018 and terminates on February 28, 2025.

The contractually specified minimum rent and annual rent increases for the operating lease are included in the measurement of the ROU asset and related lease liabilities. Under the lease arrangement, the Company may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are generally variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in the Company’s Consolidated Statements of Operations when they are incurred. The operating lease agreement has one option to extend the lease term for a period of five years at the fair market rate at the time of the extension. The option to extend the lease was not recognized as part of the Company’s lease liability and ROU asset as the Company determined the renewal rent costs are uncertain and the option is not reasonably certain to be exercised.

As of December 31, 2021, the weighted average remaining lease term was 3.16 years and the weighted average discount rate used to determine the operating lease liability was 10.0%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019

Cash paid for operating lease liabilities	$1,042	$900	$774
Operating lease costs	1,099	1,099	1,099
Variable lease costs	765	542	505

Maturities of lease liabilities as of December 31, 2021 were as follows for the years ending December 31:
2022	$1,588
2023	1,635
2024	1,684
2025	282
Total undiscounted lease payments	5,189
Less: imputed interest	(767)
Total lease liabilities	$4,422

Operating lease liabilities, current	1,199
Operating lease liabilities, noncurrent	3,223
Total operating lease liabilities	$4,422

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.1 million, $1.1 million and $1.1 million of rent expense, respectively. Variable lease costs were $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7. Debt

In November 2021, the Company entered into a Loan Agreement with Oxford Finance, which provides the Company up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at the Company’s election from July 1, 2022 to December 30, 2022. Subsequent tranches of $20.0 million each would become available upon achieving milestones related to the Company’s MISSION Phase 2 clinical trial, PRESIDIO Phase 2 clinical trial and KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The loan facility is secured by all assets except intellectual property, which has a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

The term loans bear interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions.

All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on November 1, 2026 (the “Maturity Date”). The Company has the option to prepay the outstanding balance prior to maturity, subject to a prepayment fee of 1.0% to 2.0% depending upon when the prepayment occurs. Upon repayment of the Term Loans, the Company is required to make a final payment fee to the Lenders equal to 6.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.

The Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of December 31, 2021, the Company is in compliance with all covenants in Agreement.

Interest expense was $0.2 million for the year ended December 31, 2021. The effective interest rate on the term loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	December 31, 2021	December 31, 2020
Principal loan balance	$10,000	$—
Unamortized debt discount and issuance costs	(431)	—
Cumulative accretion of final fee	53	—
Long-term debt, net	$9,622	$—

As of December 31, 2021, the estimated future principal payments due were as follows:

Years Ending December 31,
2022	$—
2023	—
2024	—
2025	5,217
2026	4,783
Total	$10,000

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of the Company’s common stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to the Company by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2021, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of December 31, 2021.

Issue Date	Classification	Exercise price	Expiration Date	Number of shares underlying
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

9. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. As of December 31, 2021, options to purchase 5,327,356 shares of common stock were outstanding under the 2018 Plan and 709,804 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of December 31, 2021, options to purchase 1,617,828 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of December 31, 2021, 246,232 shares of common stock had been issued under the ESPP and 711,992 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on November 16, 2021.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,489,122	$6.14	7.8	$7,134
Options granted	3,574,500	$5.81
Options exercised	(439,081)	$3.59		$2,107
Options cancelled/forfeited	(679,357)	$7.97
Outstanding at December 31, 2021	6,945,184	$5.95	7.9	$77,363
Vested and exercisable at December 31, 2021	3,369,559	$5.79	6.8	$38,713

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $4.20 and $2.76 per share, respectively. The aggregate intrinsic value of exercised stock options during the years ended December 31, 2021 and 2020 was $2.1 million and $0.2 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Early Exercise Stock Options

The 2015 Plan allows for early exercisable option grants, which permit the holder to exercise a stock option for the purchase of common stock before the requisite service is provided (i.e., before the award is vested under its original terms); however, such arrangements permit the Company to subsequently repurchase at the exercise price any shares of common stock for which the applicable vesting conditions have not been satisfied. Under the 2015 Plan, the Company only made such early exercisable option grants to non-employee members of its board of directors.

As of December 31, 2021 and 2020, there were 0 and 8,859 shares, respectively, of nonvested common stock outstanding that were exercised early and remain subject to repurchase by the Company at the original issuance price upon termination of the stockholder’s services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option one year after the applicable vesting commencement date and 1/48 of the shares underlying the option each month for 36 months thereafter. The shares purchased pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. The cash received in exchange for exercised and nonvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the balance sheets with the corresponding par value in common stock and an offset in additional paid-in capital. As of December 31, 2021 and 2020, the Company recorded in other current liabilities $0 and $21,000, respectively, associated with shares issued upon the early exercise of stock options that are subject to repurchase.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$2,955	$2,102	$1,777
General and administrative	4,641	2,841	2,230
Total stock-based compensation expense	$7,596	$4,943	$4,007

As of December 31, 2021, the unrecognized stock-based compensation cost was $14.7 million with an estimated weighted average amortization period of 2.6 years.

The fair value of the employee stock options granted and the ESPP rights to purchase common stock of the Company is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Expected term (years)	5.5 - 6.1	5.5 - 6.0	5.8 - 5.9	0.5	0.5	0.5
Expected volatility	85.4 - 88.1%	83.8 - 91.9%	78.7 - 83.7%	64.0 - 77.2%	101.7 - 114.3%	73.7 - 109.9%
Risk-free interest rate	0.5 - 1.3%	0.4 - 1.6%	1.5 - 2.6%	0.0 - 0.1%	0.1 - 0.2%	1.6 - 2.4%
Expected dividend yield	—	—	—	—	—	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding and was determined by calculating the midpoint between the date of vesting and the contractual life of each option. The expected term of the ESPP rights is equal to the six-month look-back period. Volatility is based on the average of the historical volatility of the Company's stock price and that of a peer group of public companies over the expected term. The peer group was selected on the basis of operational and economic similarity with the Company’s principal business operations. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.

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

12. Defined Contribution Plan

The Company has a qualified 401(k) Savings and Investment Plan (the “Plan”) whereby employees may contribute up to the lesser of $56,000 or 100% of their pre-tax compensation. The total contributed amount from the employees is only up to Federal annual limits. The Company matches $1.00 for every $1.00 contributed to the Plan by participants up to the first 4% of base compensation and incentive cash bonus (subject to statutory limits). During the years ended December 31, 2021, 2020 and 2019, the Company recorded matching contributions of approximately $423,000, $326,000 and $249,000, respectively.

13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2021, 2020 and 2019. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(54,581)	$(41,599)	$(34,181)
Foreign	(49)	(143)	(906)
Total	$(54,630)	$(41,742)	$(35,087)

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for years 2016 through 2020. The Company has utilized $325,000, $373,000 and $284,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities for the years ended December 31, 2021, 2020 and 2019, respectively.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.3	1.1	0.9
Foreign tax rate differential	0.0	0.0	0.2
Permanent differences	(2.2)	(2.7)	(1.7)
Research and development credit	4.0	2.6	1.9
Change in valuation allowance	(24.1)	(22.0)	(22.3)
Provision for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets
Reserves and accruals	$2,043	$1,665	$1,056
Net operating loss carryforwards	34,617	24,824	16,986
Research and development credit carryforwards	5,127	2,938	2,177
Lease Liabilities	929	1,148	1,336
Gross deferred tax assets	42,716	30,575	21,555
Valuation allowance	(41,771)	(29,410)	(20,196)
Net deferred tax assets	945	1,165	1,359
Deferred tax liabilities
Property and equipment	(375)	(469)	(557)
Right-of-use asset	(570)	(696)	(802)
Net deferred tax assets	$—	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income. Since the amount and timing of future income are uncertain, the net deferred tax assets, as of December 31, 2021, and December 31, 2020 have been fully offset by a valuation allowance. The valuation allowance increased approximately $12.4 million, $9.2 million and $7.6 million during the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company had federal net operating loss (“NOL”) carryforward of $156.4 million and a federal research and development tax credit carryforward of $4.6 million. If not utilized sooner, the federal NOL generated through December 31, 2017 and tax credit carryforwards will expire, beginning in 2035. Federal net operating loss carryforwards of $134.4 million generated from years ended after December 31, 2017, carryforward indefinitely. As of December 31, 2021 the Company had a state NOL carryforward of $17.3 million, which will expire beginning in 2035, and a state research and development tax credit carryforward of $2.6 million, which does not expire.

As of December 31, 2021, the Company also had accumulated Australian tax losses of $0.6 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Code and similar California laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not utilized any NOL carryforwards through December 31, 2021. In addition, the Company’s deferred tax assets are subject to a full valuation allowance, and thus no benefit for deferred tax assets is recorded on the Company’s books. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in the Company’s stock ownership.

The Company had $1.6 million of unrecognized tax benefits as of December 31, 2021. No liability related to uncertain tax positions is recorded on the financial statements. All uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2021. A reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$868	$—
Increase related to prior year tax positions	—	381
Increase related to current year tax positions	775	487
Balance at the end of the year	$1,643	$868

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

14. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(54,630)	$(41,742)	$(35,087)
Denominator:
Weighted-average shares of common stock outstanding	52,759,335	44,004,190	19,083,826
Net loss per share, basic and diluted	$(1.04)	$(0.95)	$(1.84)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	6,945,184	4,489,122	3,107,066
Common stock subject to future vesting	—	8,859	30,027
Total	6,945,184	4,497,981	3,137,093