Form 10-Q
period 2022-03-31
Kezar Life Sciences, Inc.
filed 2022-05-12
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 60,415,586 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,908	$62,882
Marketable securities	203,701	145,473
Prepaid expenses	2,331	2,570
Other current assets	1,056	729
Total current assets	245,996	211,654
Property and equipment, net	3,041	3,283
Operating lease right-of-use asset	2,547	2,714
Other assets	282	282
Total assets	$251,866	$217,933
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,359	$2,028
Accrued and other current liabilities	4,378	4,985
Operating lease liabilities, current	1,241	1,199
Total current liabilities	6,978	8,212
Operating lease liabilities, noncurrent	2,898	3,223
Debt, noncurrent	9,675	9,622
Total liabilities	19,551	21,057
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021; 59,564,659 and 56,259,747 shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021, respectively	60	56
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021	—	—
Additional paid-in capital	429,715	377,765
Accumulated other comprehensive loss	(782)	(291)
Accumulated deficit	(196,678)	(180,654)
Total stockholders' equity	232,315	196,876
Total liabilities and stockholders' equity	$251,866	$217,933

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$10,944	$9,286
General and administrative	4,934	3,762
Total operating expenses	15,878	13,048
Loss from operations	(15,878)	(13,048)
Interest income	108	54
Interest expense	(254)	—
Net loss	$(16,024)	$(12,994)
Net loss per common share, basic and diluted	$(0.26)	$(0.25)
Weighted-average shares used to compute net loss per common share, basic and diluted	60,630,389	51,058,039

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(16,024)	$(12,994)
Other comprehensive (loss) income
Foreign currency translation adjustments	25	(11)
Unrealized (loss) gain on marketable securities	(516)	8
Total other comprehensive loss, net of tax	(491)	(3)
Comprehensive loss	$(16,515)	$(12,997)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME/(LOSS)	DEFICIT	EQUITY
Balance at December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreement, net of offering costs of $1,504	3,245,738	4	48,638	—	—	48,642
Issuance of common stock under employee stock incentive plans	59,174	—	208	—	—	208
Stock-based compensation expense	—	—	3,104	—	—	3,104
Other comprehensive loss	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(16,024)	(16,024)
Balance at March 31, 2022	59,564,659	$60	$429,715	$(782)	$(196,678)	$232,315

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2020	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978
Issuance of common stock under the ATM Agreement, net of offering costs of $330	1,705,800	2	10,671	—	—	10,673
Issuance of common stock under employee stock incentive plans	14,325	—	48	—	—	48
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,928	—	—	1,928
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,994)	(12,994)
Balance at March 31, 2021	48,079,868	$48	$279,747	$(140)	$(139,018)	$140,637

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,024)	$(12,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417	372
Stock-based compensation	3,104	1,928
Amortization of premiums and discounts on marketable securities	339	514
Amortization of debt discount and issuance costs and other non-cash interest	53	—
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(86)	980
Accounts payable, accrued and other current liabilities	(834)	1,088
Operating lease liabilities	(283)	(245)
Net cash used in operating activities	(13,314)	(8,357)
Cash flows from investing activities:
Purchases of property and equipment	(450)	—
Purchases of marketable securities	(74,522)	(26,187)
Maturities of marketable securities	15,439	25,500
Net cash used in investing activities	(59,533)	(687)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	48,642	10,673
Proceeds from issuance of common stock under employee stock incentive plans	206	62
Net cash provided by financing activities	48,848	10,735
Effect of exchange rate changes on cash and cash equivalents	25	(11)
Net (decrease) increase in cash and cash equivalents	(23,974)	1,680
Cash and cash equivalents at the beginning of period	62,882	21,228
Cash and cash equivalents at the end of period	$38,908	$22,908
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$—	$7
Unpaid offering costs in accrued liabilities	$—	$25
Supplemental disclosures
Cash paid for interest	$201	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, KZR-616 (zetomipzomib) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $196.7 million as of March 31, 2022. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3ASR (File No. 333-261774). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights.

During the three months ended March 31, 2022, the Company sold an aggregate of 3,245,738 shares of its common stock at a weighted average purchase price of $15.45 per share pursuant to the ATM Agreement for net proceeds of approximately $48.6 million. Subsequent to March 31, 2022, the Company sold an additional 820,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $13.4 million at a weighted average purchase price of $16.82 per share.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Annual Report”), and there have been no material changes during the three months ended March 31, 2022.

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

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of March 31, 2022 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the stock-based compensation, and accrued research and development costs. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

The Company anticipates that the ongoing COVID-19 pandemic, recent geopolitical events and supply-chain concerns could have an impact on our clinical development timelines. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

Significant Risks and Uncertainties

The Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the COVID-19 pandemic impacts the Company’s business, preclinical and clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, safety measures and business closure requirements in the United States, Europe, China and other countries where we conduct clinical trials and/or manufacture our product candidates. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, geopolitical events and global supply chains could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of March 31, 2022 or December 31, 2021.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. Treasury money market funds	$22,334	$22,334	$—	$—
U.S. Treasury securities	141,731	141,731	—	—
Commercial paper	74,744	—	74,744	—
U.S. agency bonds	1,197	—	1,197	—
Total	$240,006	$164,065	$75,941	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. Treasury money market funds	$60,375	$60,375	$—	$—
U.S. Treasury securities	82,106	82,106	—	—
Commercial paper	46,687	—	46,687	—
Corporate debt securities	15,481	—	15,481	—
U.S. agency bonds	1,199	—	1,199	—
Total	$205,848	$142,481	$63,367	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2022
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury money market funds	$22,334	$—	$—	$22,334
U.S. Treasury securities	142,185	—	(454)	141,731
Commercial paper	74,898	—	(154)	74,744
U.S. agency bonds	1,200	—	(3)	1,197
Total	$240,617	$—	$(611)	$240,006

	December 31, 2021
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury money market funds	$60,375	$—	$—	$60,375
U.S. Treasury securities	82,204	—	(98)	82,106
Commercial paper	46,678	13	(4)	46,687
Corporate debt securities	15,486	—	(5)	15,481
U.S. agency bonds	1,200	—	(1)	1,199
Total	$205,943	$13	$(108)	$205,848

As of March 31, 2022 and December 31, 2021, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$141,731	$(454)	$82,106	$(98)
Commercial paper	$74,744	$(154)	13,734	(4)
Corporate debt securities	—	—	15,481	(5)
U.S. agency bonds	1,197	(3)	1,199	(1)
Total	$217,672	$(611)	$112,520	$(108)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at March 31, 2022. There were no sales of available-for-sale securities in any of the periods presented.

As of March 31, 2022, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$240,617	$240,006
Total available-for-sale securities	$240,617	$240,006

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$3,268	$3,268
Furniture, laboratory and office equipment	3,431	3,423
Computer equipment	244	244
Total property and equipment	6,943	6,935
Less accumulated depreciation and amortization	(3,902)	(3,652)
Property and equipment, net	$3,041	$3,283

Depreciation expense was $0.3 million and $0.2 million for each of the three months ended March 31, 2022 and 2021, respectively.

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical costs	$1,703	$1,642
Accrued preclinical and research costs	1,129	1,043
Accrued employee-related costs	1,201	1,970
Accrued professional services	192	231
Other	153	99
Total accrued liabilities	$4,378	$4,985

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

Three months ended March 31, 2022
Cash paid for operating lease liabilities	$283
Operating lease costs	275
Variable lease costs	111

Maturities of lease liabilities as of March 31, 2022 were as follows for the years ending December 31:
2022	1,197
2023	1,635
2024	1,684
2025	282
Total undiscounted lease payments	4,798
Less: imputed interest	(659)
Total lease liabilities	$4,139

Operating lease liabilities, current	1,241
Operating lease liabilities, noncurrent	2,898
Total operating lease liabilities	$4,139

7. Debt

In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provides the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,”

and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at the Company’s election from July 1, 2022 to December 30, 2022. Subsequent tranches of $20.0 million each may become available upon achieving milestones related to the Company’s MISSION Phase 2 clinical trial and KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The loan facility is secured by all assets except intellectual property, which has a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

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

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of March 31, 2022, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.2 million for the three months ended March 31, 2022. The effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	March 31, 2022	December 31, 2021
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(408)	(431)
Cumulative accretion of final fee	83	53
Long-term debt, net	$9,675	$9,622

As of March 31, 2022, the estimated future principal payments due were as follows:

Years Ending December 31,
2022	$—
2023	—
2024	—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In February 2020, the Company completed an underwritten public offering of 18,965,385 shares of its common stock at a purchase price of $2.60 per share and, to certain investors in lieu thereof, pre-funded warrants to purchase 2,884,615 shares of its common stock at a purchase price of $2.599 per underlying share.

In June 2020, the Company completed an underwritten public offering of 7,590,909 shares of its common stock at a purchase price of $5.50 per share and, to certain investors in lieu thereof, pre-funded warrants to purchase 909,091 shares of its common stock at purchase price of $5.499 per underlying share.

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2022, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of March 31, 2022:

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

9. Stock-Based Compensation

Stock Incentive Plans

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. As of March 31, 2022, options to purchase 7,335,156 shares of common stock were outstanding and 1,434,652 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2022, options to purchase 1,597,058 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of March 31, 2022, 246,232 shares of common stock had been issued under the ESPP and 1,086,992 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on November 16, 2021.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,945,184	$5.95	7.9	$77,363
Options granted	2,078,335	$14.44
Options exercised	(59,174)	$3.52		$720
Options cancelled/forfeited	(32,131)	$7.01
Outstanding at March 31, 2022	8,932,214	$7.94	8.2	$80,154
Vested and exercisable at March 31, 2022	3,696,826	$6.07	6.8	$41,062

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was $10.46 per share. The aggregate intrinsic value of exercised stock options during the three months ended March 31, 2022 was $0.7 million. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Granted to Employees

During the three months ended March 31, 2022, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding at December 31, 2021	—	—
RSUs granted	43,135	$14.55
RSUs vested	—	$—
RSUs forfeited	(1,200)	$14.55
Outstanding at March 31, 2022	41,935	$14.55

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,323	$782
General and administrative	1,781	1,146
Total stock-based compensation expense	$3,104	$1,928

As of March 31, 2022, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $33.9 million with an estimated weighted average amortization period of 2.9 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (years)	5.3 - 6.0	6.0
Expected volatility	84.6 - 86.8%	88.0 - 88.1%
Risk-free interest rate	1.6 - 2.1%	0.5 - 0.9%
Expected dividend yield	—	—

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

10. Income Taxes

No provision for income taxes was recorded for the three months ended March 31, 2022 and 2021, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

Effective January 1, 2022, under the Tax Cuts and Jobs Act, for tax purposes the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. Given the significant loss and credit carryforwards in the U.S., the Company does not anticipate to have a change in valuation allowance assertion.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the three months ended March 31, 2022 and 2021, the Company utilized $79,000 and $154,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, respectively. All R&D tax credits have been fully utilized as of March 31, 2022.

11. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(16,024)	$(12,994)
Denominator:
Weighted-average shares of common stock outstanding	60,630,389	51,058,039
Net loss per share, basic and diluted	$(0.26)	$(0.25)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options to purchase common stock	8,932,214	7,149,840
Restricted stock units subject to future vesting	41,935	—
Common stock subject to future vesting	—	5,904
Total	8,974,149	7,155,744

12. Subsequent Event

In April 2022, the Company adopted the Kezar Life Sciences, Inc. 2022 Inducement Plan (the “Inducement Plan”), which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), for the award of nonstatutory stock options, restricted stock units and other equity awards as permitted by the Inducement Plan (collectively, “Inducement Awards”) to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company (“Eligible Recipients”). Under the Inducement Plan, the Company may grant up to 3,000,000 shares of Common Stock in the form of Inducement Awards to Eligible Recipients in compliance with the requirements of Nasdaq Listing Rule 5635(c)(4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 17, 2022, or the Annual Report.

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

Our lead product candidate, KZR-616 (zetomipzomib), is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. In November 2021, we completed target enrollment in the Phase 2 portion of our MISSION clinical trial evaluating KZR-616 in patients with lupus nephritis, or LN, and expect to report topline results from MISSION in June 2022. As described below, we recently reported topline results from our PRESIDIO trial of KZR-616 in patients with dermatomyositis, or DM, and polymyositis, or PM. The International Nonproprietary Name (INN) of zetomipzomib has been selected as the proposed nonproprietary name for KZR-616.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in patients with SLE and LN who received KZR-616 in the MISSION trial to date. The safety and tolerability profiles of KZR-616 has been favorable and consistent with the needs for a long-term therapy.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, public offerings of common stock and pre-funded warrants to purchase common stock and debt. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $54.6 million and $16.0 million for the year ended December 31, 2021 and the three months ended March 31, 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $196.7 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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
•
maintain, protect and expand our portfolio of intellectual property rights, including patents and trade secrets;
•
seek marketing approvals for KZR-616 and KZR-261, as well as any future product candidates that successfully complete clinical trials;
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

Recent Developments

In May 2022, we disclosed topline results from our PRESIDIO Phase 2 clinical trial, in which 25 patients enrolled with either DM (n=13) or PM (n=12) with active disease despite best available treatments, and 20 patients completed through end-of-treatment. During the 32-week study period, all patients received 16 weeks of treatment with KZR-616 (zetomipzomib): patients received either 45 mg of KZR-616 or placebo subcutaneously (SC) once weekly for 16 weeks on top of standard of care, followed by a crossover to the other arm of placebo or KZR-616, respectively, for an additional 16 weeks. Patients continued their background therapy but could taper medications as clinically indicated. The primary endpoint of PRESIDIO was the mean change in the Total Improvement Score (TIS). Topline results of the PRESIDIO trial showed that most DM and PM patients saw clinically meaningful improvements in TIS, but KZR-616 demonstrated no significant differentiation from placebo. At Week 16, the arm receiving KZR-616 achieved a mean TIS of 25.5 versus the control group mean TIS of 25. Following crossover, at Week 32, the arm receiving KZR-616 beginning at Week 16 achieved a mean TIS of 32.5 versus the control group mean TIS of 31.3.

KZR-616 was well tolerated over the course of the PRESIDIO trial. Adverse events were generally mild-to-moderate (Grade 1 or 2), and the most common treatment-emergent adverse events were injection site reactions, which were transient and manageable. One subject withdrew from the study following an injection site reaction at Week 9. There were three Grade 3 serious adverse events in the KZR-616 arms, all deemed unrelated to KZR-616, which occurred in two patients and did not result in discontinuation from the study or change in dose. One patient experienced a mechanical fall and syncope, and another patient had a retinal detachment. There was one Grade 3 adverse event in a placebo arm identified as a worsening rash. No opportunistic infections or cytopenias were observed.

KZR-616-003E is an open-label extension study (“OLE”) available to patients who completed 32 weeks in the PRESIDIO trial. Following completion of PRESIDIO, 18 out of 20 patients enrolled in the OLE. For the first time, patients have the option to self-administer KZR-616 in the OLE study. As of May 3, 2022, active participation in the OLE ranged from 2 to 77 weeks, and six patients have discontinued participation in OLE for reasons unrelated to KZR-616.

We plan to report topline data from the MISSION Phase 2 clinical trial in patients with LN in June 2022.

Our Pipeline

The following table sets forth the status and initial focus of our product candidates and protein secretion program:

m

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
•
the costs related to production of clinical supplies; and
•
facilities and other allocated expenses, which include expenses for rent and facility related costs and supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Research and development expenses by program:
KZR-616	$6.4	$5.9
KZR-261	2.4	2.1
Protein Secretion	2.2	1.3
Total research and development expenses	$11.0	$9.3

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

Interest Expense

Our interest expense consists of interest expense related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with a loan agreement with Oxford Finance, LLC (“Oxford Finance”) which provides us up to $50.0 million in borrowing capacity across five potential tranches (the “Loan Agreement”).

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(dollars in millions)	2022	2021	$ Change
Operating expenses:
Research and development	$11.0	$9.3	$1.7
General and administrative	4.9	3.8	1.1
Total operating expenses	15.9	13.1	2.8
Loss from operations	(15.9)	(13.1)	(2.8)
Interest income	0.1	0.1	—
Interest expense	(0.2)	—	(0.2)
Net loss	$(16.0)	$(13.0)	$(3.0)

Research and Development Expenses

Research and development expenses increased by $1.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $1.0 million in clinical trial related costs for KZR-616 and KZR-261, an increase of $1.0 million in personnel expenses due to an increase in headcount and salaries, an increase of $0.5 million in stock-based compensation and an increase of $0.4 million in research expenses related to the Protein Secretion program, offset by a decrease of $1.3 million in manufacturing expenses related to the drug product runs completed in 2021 for KZR-616 and KZR261.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $0.6 million in stock-based compensation, an increase of $0.3 million in personnel and recruiting expenses due to an increase in headcount and salaries and an increase of $0.2 million in legal and other professional services.

Interest Expense

Interest expense increased by $0.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had $38.9 million in cash and cash equivalents and $203.7 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, commercial paper and U.S. agency bonds. As of March 31, 2022, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $16.0 million for the three months ended March 31, 2022, and we had an accumulated deficit of $196.7 million as of March 31, 2022.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our automatic shelf registration statement on Form S-3ASR (File No. 333-261774). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. During the three months ended March 31, 2022, we have sold an aggregate of 3,245,738 shares of our common stock for net proceeds of approximately $48.6 million at a weighted average purchase price of $15.45 per share pursuant to the ATM Agreement. Subsequent to March 31, 2022, an additional of 820,000 shares of our common stock were sold pursuant to the ATM Agreement for net proceeds of approximately $13.4 million at a weighted average purchase price of $16.82 per share.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches (each a Term Loan, and collectively Term Loans). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at our election from July 1, 2022 to December 30, 2022. Subsequent tranches of up to $20.0 million each would become available upon achieving milestones related to our MISSION Phase 2 clinical trial and our KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The Loan Agreement bears interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

Funding Requirements

We believe that our available cash, cash equivalents and short-term investments are sufficient to fund existing and planned cash requirements for the next 12 months. Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

Our material cash requirements as of March 31, 2022 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of March 31, 2022, we have $1.6 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

We have no material non-cancellable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis. Our material cash requirements do not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. Under the Onyx License Agreement, we are obligated to pay Onyx milestone payments of up to $172.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. We excluded the contingent payments given that the timing and amount (if any) of any such payments cannot be reasonably estimated at this time.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(13.3)	$(8.4)
Net cash used in investing activities	$(59.5)	$(0.7)
Net cash provided by financing activities	$48.8	$10.7

Cash Flows from Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $13.3 million, which consisted of a net loss of $16.0 million and a net change of $1.2 million in our net operating assets and liabilities, adjusted by non-cash charges of $3.9 million. The non-cash charges consisted of $3.1 million for stock-based compensation expense, $0.4 million for depreciation and amortization, $0.3 million of amortization of premium and discounts on marketable securities and $0.1 million of non-cash interest expense. The change in our net operating assets and liabilities was primarily due to a decrease of $0.8 million in accounts payable and accrued liabilities, an increase of $0.1 million in prepaid and other current assets and a decrease of $0.3 million in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $59.5 million for the three months ended March 31, 2022, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.5 million during the three months ended March 31, 2022.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2021, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. There were no purchases of property and equipment during the three months ended March 31, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $48.8 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.2 million from the issuance of common stock pursuant to our employee equity plans.

Net cash provided by financing for the three months ended March 31, 2021 was $10.7 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.1 million from the issuance of common stock pursuant to our employee equity plans.

Critical Accounting Estimates

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

There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Environmental, Social and Governance

We are committed to policies and practices focused on environmental, social and corporate governance, or ESG, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain an open, collaborative and positive corporate culture. We are developing KZR-616 (zetomipzomib) as a potential therapeutic for autoimmune disorders that disproportionately impact underserved communities and in indications where there is a high unmet medical need.

We are committed to aligning our practices with the Sustainable Accounting Standards Board (SASB) Biotechnology & Pharmaceuticals Industry standards in order to identify, manage and communicate sustainability information that is financially material and likely to impact the Company’s ability to create value over the long term.

Safety of Clinical Trial Participants

Clinical trials play a necessary role in the development of new pharmaceutical products. We take numerous steps to prioritize the safety and well being of our clinical trial participants.

We are committed to conducting clinical trials according to current Good Clinical Practices (cGCP) and high ethical standards. We apply those standards to trials that we sponsor and conduct directly as well as those conducted on our behalf by clinical research organizations. We conduct trials in accordance with all applicable laws and the standards of International Conference on Harmonisation (ICH) Guidelines.

We require that a detailed patient informed consent process be implemented in all trials to ensure that participants understand the risks and benefits of the procedures, how personal medical data is collected and used, and that participation in the trial is voluntary, among other information. We retain documentation that all participants in our trials have provided informed consent.

We monitor clinical trials through audits and inspections conducted by us and by third parties. These inspections are meant to verify adherence with our policies, cGCP and applicable laws.

Our focus on safety of clinical trial participants is critical to obtaining regulatory approval and continued product development success. We will continue to hold ourselves to high standards in our oversight and management of clinical trials.

Employee Recruitment, Development and Retention

We seek to recruit, incentivize, integrate and retain our existing and new employees, advisors and consultants. All full-time employees receive stock-based and cash compensation awards through the compensation cycle. Stock-based compensation includes stock options and restricted stock units, or RSUs. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel as they strive to increase stockholder value and contribute to the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We also offer a comprehensive and competitive benefit package to all full-time employees that includes medical, dental and vision benefits, life and disability insurance, paid parental and caregiver leave, a 401(k) with matching contributions and an employee stock purchase plan.

We believe that career development begins with good conversations between employees and their managers that ensure regular feedback, and we have implemented tools and annual processes that allow all employees in conjunction with their managers to explore career growth and development. We encourage our employees to develop both breadth and depth of experience, to build transferable skills, broaden perspective and to build technical skills.

In May 2022, Kezar was recognized by the San Francisco Business Times and the Silicon Valley Business Journal as a 2022 Best Places to Work in the Bay Area for the second year in a row. This award is based on an anonymous survey concerning engagement, leadership, company values and other topics. We believe this recognition reflects our dedication to employee culture and growth.

Employee Health and Safety

We believe that the success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide employees and their families with access to a variety of health and wellness programs. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and designed for compliance with government regulations. Beginning in March 2020, we modified our remote work policies to encourage our employees to work from home where possible, and for employees with a need to work in our laboratories, we implemented safety measures to help prevent the spread of COVID-19 in the workplace, such as face coverings, social distancing, cleaning and routine testing.

Diversity, Equity and Inclusion

To ensure our ongoing success, we are committed to promoting and maintaining an inclusive, high-performing culture where all team members embrace and leverage each other's talents and backgrounds. Our commitment to diversity is articulated in our values and reflected in every part of the organization, including an employee-led Diversity, Equity & Inclusion Council. The Council is, among other activities, overseeing a training curriculum with ongoing diversity, equity and inclusion education provided to all employees and management. We are proud to actively support mentoring programs and internships for students in underserved communities as well as those interested in pursuing degrees in science and technology.

Environment

Kezar is committed to environmentally responsible operations, which includes using natural resources wisely and considering our overall impact on the environment. We conduct our operations in a single office and laboratory space to minimize waste and use of energy and water. We take steps to reduce waste streams and ensure proper treatment of both hazardous and non-hazardous materials.

Corporate Governance and Business Ethics

We are committed to conducting our business ethically and helping ensure that we comply with all laws and regulations that govern our business and industry. All employees receive training on our Code of Business Conduct and Ethics.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $242.6 million as of March 31, 2022, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2022, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.8 million of our cash balance was located in Australia as of March 31, 2022. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of KZR-616 (zetomipzomib), KZR-261 and any future product candidates.
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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $54.6 million for the year ended December 31, 2021 and $16.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $196.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $242.6 million. In November 2021, we entered into the Loan Agreement with Oxford Finance providing us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at closing of the Loan Agreement. We believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the COVID-19 pandemic, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and deepens and global economic conditions worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we filed an automatic shelf registration statement on Form S-3ASR (Registration No. 333-261774), which includes a prospectus for an at-the-market offering program, or ATM Program, that allows us to sell up to an aggregate of $200 million of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Changes in tax laws or regulations could materially adversely affect our company.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the 2017 Tax Cuts and Jobs Act, or the Tax Act, together with the CARES Act that was enacted March 27, 2020, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. Recently, in the United States, Congress and the Biden administration proposed legislation (which has not yet been enacted) to make various tax law changes, including to increase U.S. taxation of international business operations and impose a global minimum tax. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes that could apply to our business.

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and early clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later trials designed to test efficacy will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials. For example, in May 2022, we reported topline data from our PRESIDIO Phase 2 clinical trial of KZR-616 in patients with dermatomyositis and polymyositis, in which KZR-616 did not demonstrate significant differentiation from placebo.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing KZR-616 to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis and polymyositis, and in the future may evaluate other rare immune-mediated disease indications. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. In October 2021, we initiated a Phase 1 clinical trial studying KZR-261 for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as Russia's incursion into Ukraine, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

We may encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or a comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. For example, in May 2022, we reported topline data from our PRESIDIO Phase 2 clinical trial of KZR-616 in patients with dermatomyositis and polymyositis, in which KZR-616 did not demonstrate significant differentiation from placebo. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We have experienced and may in the future experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

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
•
clinical trials of our product candidates may produce negative or inconclusive results, such as the topline data from our PRESIDIO Phase 2 clinical trial, in which KZR-616 did not demonstrate significant differentiation from placebo;
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
•
we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•
business interruptions resulting from geo-political actions, such as Russia’s incursion into Ukraine, war, terrorism, natural disasters or public health epidemics.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

The market price of our common stock is likely to be volatile. For example, on May 3, 2022, the closing price of our common stock on The Nasdaq Global Select Market was $12.32, and on May 4, 2022, following the announcement of topline data from our PRESIDIO trial, the closing price of our common stock was $6.96. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

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
•
negative or inconclusive results from our clinical trials, such as the topline data from PRESIDIO;
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

Based upon our shares of our common stock outstanding as of March 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 38% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Kezar Life Sciences, Inc. (Registrant)

Date: May 12, 2022	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)