Form 10-Q
period 2022-06-30
Kezar Life Sciences, Inc.
filed 2022-08-11
CIK 1645666

75

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 68,369,530 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,387	$62,882
Marketable securities	201,451	145,473
Prepaid expenses	3,805	2,570
Other current assets	685	729
Total current assets	311,328	211,654
Property and equipment, net	3,518	3,283
Operating lease right-of-use asset	2,374	2,714
Other assets	282	282
Total assets	$317,502	$217,933
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,922	$2,028
Accrued and other current liabilities	4,646	4,985
Operating lease liabilities, current	1,285	1,199
Total current liabilities	7,853	8,212
Operating lease liabilities, noncurrent	2,557	3,223
Debt, noncurrent	9,728	9,622
Total liabilities	20,138	21,057
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021; 68,341,642 and 56,259,747 shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021, respectively	68	56
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021	—	—
Additional paid-in capital	511,325	377,765
Accumulated other comprehensive loss	(1,164)	(291)
Accumulated deficit	(212,865)	(180,654)
Total stockholders' equity	297,364	196,876
Total liabilities and stockholders' equity	$317,502	$217,933

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$11,346	$9,341	$22,290	$18,627
General and administrative	4,977	3,668	9,911	7,430
Total operating expenses	16,323	13,009	32,201	26,057
Loss from operations	(16,323)	(13,009)	(32,201)	(26,057)
Interest income	408	47	516	101
Interest expense	(272)	—	(526)	—
Net loss	$(16,187)	$(12,962)	$(32,211)	$(25,956)
Net loss per common share, basic and diluted	$(0.25)	$(0.25)	$(0.52)	$(0.50)
Weighted-average shares used to compute net loss per common share, basic and diluted	64,279,634	51,904,701	62,465,092	51,483,709

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(16,187)	$(12,962)	$(32,211)	$(25,956)
Other comprehensive loss
Foreign currency translation adjustments	(64)	(13)	(39)	(24)
Unrealized (loss) gain on marketable securities	(318)	(2)	(834)	6
Total other comprehensive loss, net of tax	(382)	(15)	(873)	(18)
Comprehensive loss	$(16,569)	$(12,977)	$(33,084)	$(25,974)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME/(LOSS)	DEFICIT	EQUITY
Balance at December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreement, net of offering costs of $1,504	3,245,738	4	48,638	—	—	48,642
Issuance of common stock under equity incentive plans	59,174	—	208	—	—	208
Stock-based compensation expense	—	—	3,104	—	—	3,104
Other comprehensive loss	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(16,024)	(16,024)
Balance at March 31, 2022	59,564,659	$60	$429,715	$(782)	$(196,678)	$232,315
Issuance of common stock under the ATM Agreement, net of offering costs of $2,409	8,665,961	8	77,892	—	—	77,900
Issuance of common stock under equity incentive plans	111,022	—	420	—	—	420
Stock-based compensation expense	—	—	3,298	—	—	3,298
Other comprehensive loss	—	—	—	(382)	—	(382)
Net loss	—	—	—	—	(16,187)	(16,187)
Balance at June 30, 2022	68,341,642	$68	$511,325	$(1,164)	$(212,865)	$297,364

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2020	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978
Issuance of common stock under the ATM Agreement, net of offering costs of $330	1,705,800	2	10,671	—	—	10,673
Issuance of common stock under equity incentive plans	14,325	—	48	—	—	48
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,928	—	—	1,928
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,994)	(12,994)
Balance at March 31, 2021	48,079,868	$48	$279,747	$(140)	$(139,018)	$140,637
Issuance of common stock under equity incentive plans	66,440	—	282	—	—	282
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,937	—	—	1,937
Other comprehensive loss	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(12,962)	(12,962)
Balance at June 30, 2021	48,146,308	$48	$281,973	$(155)	$(151,980)	$129,886

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,211)	$(25,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	848	745
Stock-based compensation	6,402	3,865
Amortization of premiums and discounts on marketable securities	579	1,045
Amortization of debt discount and issuance costs and other non-cash interest	106	—
Loss on disposition of fixed assets	4	—
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(1,191)	(21)
Accounts payable, accrued and other current liabilities	(560)	(576)
Operating lease liabilities	(580)	(504)
Net cash used in operating activities	(26,603)	(21,402)
Cash flows from investing activities:
Purchases of property and equipment	(632)	(24)
Purchases of marketable securities	(142,080)	(37,913)
Maturities of marketable securities	84,689	53,500
Net cash (used in) provided by investing activities	(58,023)	15,563
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	126,542	10,673
Proceeds from issuance of common stock under employee stock incentive plans	628	344
Net cash provided by financing activities	127,170	11,017
Effect of exchange rate changes on cash and cash equivalents	(39)	(24)
Net increase in cash and cash equivalents	42,505	5,154
Cash and cash equivalents at the beginning of period	62,882	21,228
Cash and cash equivalents at the end of period	$105,387	$26,382
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$—	$14
Unpaid offering costs in accrued liabilities	$—	$25
Purchase of property and equipment in accounts payable	$557	$16
Supplemental disclosures
Cash paid for interest	$219	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, zetomipzomib (KZR-616) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $212.9 million as of June 30, 2022. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3ASR (File No. 333-261774). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. During the three and six months ended June 30, 2022, the Company sold an aggregate of 8,665,961 and 11,911,699 shares of its common stock at a weighted average purchase price of $9.27 and $10.95 per share, respectively, pursuant to the ATM Agreement for net proceeds of approximately $77.9 million and $126.5 million, respectively.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Annual Report”), and there have been no material changes during the six months ended June 30, 2022.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of June 30, 2022 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

Significant Risks and Uncertainties

The Company has implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on its business. The extent to which the ongoing COVID-19 pandemic impacts the Company’s business, preclinical and clinical development and regulatory efforts, corporate development objectives and the value of and market for its common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, safety measures and business closure requirements in the United States, Europe, China and other countries where we conduct clinical trials and/or manufacture our product candidates. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, geopolitical events and global supply chains could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s condensed consolidated financial statements.

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair value Measurement (Topic 820): Fair value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard will become effective for the Company on January 1, 2024, and should be applied prospectively. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of June 30, 2022 or December 31, 2021.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. Treasury money market funds	$92,372	$92,372	$—	$—
U.S. Treasury securities	133,538	133,538	—	—
Commercial paper	77,206	—	77,206	—
U.S. agency bonds	1,199	—	1,199	—
Total	$304,315	$225,910	$78,405	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. Treasury money market funds	$60,375	$60,375	$—	$—
U.S. Treasury securities	82,106	82,106	—	—
Commercial paper	46,687	—	46,687	—
Corporate debt securities	15,481	—	15,481	—
U.S. agency bonds	1,199	—	1,199	—
Total	$205,848	$142,481	$63,367	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2022
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury money market funds	$92,372	$—	$—	$92,372
U.S. Treasury securities	134,270	—	(732)	133,538
Commercial paper	77,402	8	(204)	77,206
U.S. agency bonds	1,200	—	(1)	1,199
Total	$305,244	$8	$(937)	$304,315

	December 31, 2021
Financial Assets	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury money market funds	$60,375	$—	$—	$60,375
U.S. Treasury securities	82,204	—	(98)	82,106
Commercial paper	46,678	13	(4)	46,687
Corporate debt securities	15,486	—	(5)	15,481
U.S. agency bonds	1,200	—	(1)	1,199
Total	$205,943	$13	$(108)	$205,848

As of June 30, 2022 and December 31, 2021, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$133,538	$(732)	$82,106	$(98)
Commercial paper	59,963	(204)	13,734	(4)
Corporate debt securities	—	—	15,481	(5)
U.S. agency bonds	1,199	(1)	1,199	(1)
Total	$194,700	$(937)	$112,520	$(108)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at June 30, 2022. There were no sales of available-for-sale securities in any of the periods presented.

As of June 30, 2022, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$305,244	$304,315
Total available-for-sale securities	$305,244	$304,315

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$3,337	$3,268
Furniture, laboratory and office equipment	4,076	3,423
Computer equipment	244	244
Total property and equipment	7,657	6,935
Less accumulated depreciation and amortization	(4,139)	(3,652)
Property and equipment, net	$3,518	$3,283

Depreciation expense was $0.2 million and $0.5 million for each of the three and six months ended June 30, 2022, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical costs	$1,434	$1,642
Accrued preclinical and research costs	1,180	1,043
Accrued employee-related costs	1,697	1,970
Accrued professional services	236	231
Other	99	99
Total accrued liabilities	$4,646	$4,985

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Cash paid for operating lease liabilities	$298	$580
Operating lease costs	275	550
Variable lease costs	190	301

Maturities of lease liabilities as of June 30, 2022 were as follows for the years ending December 31:
2022		$799
2023		1,635
2024		1,684
2025		282
Total undiscounted lease payments		4,400
Less: imputed interest		(558)
Total lease liabilities		$3,842

Operating lease liabilities, current		$1,285
Operating lease liabilities, noncurrent		2,557
Total operating lease liabilities		$3,842

7. Debt

In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provides the Company up to $50.0 million in borrowing capacity across four potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at the Company’s election from July 1, 2022 to December 30, 2022. Subsequent tranches of $20.0 million each may become available upon achieving milestones related to the Company’s MISSION Phase 2 clinical trial and KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The loan facility is secured by all assets except intellectual property, which has a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

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

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of June 30, 2022, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	June 30, 2022	December 31, 2021
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(386)	(431)
Cumulative accretion of final fee	114	53
Long-term debt, net	$9,728	$9,622

As of June 30, 2022, the estimated future principal payments due were as follows:

Years Ending December 31,
2022	$—
2023	—
2024	—
2025	5,217
2026	4,783
Total	$10,000

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of June 30, 2022, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of June 30, 2022:

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

9. Stock-Based Compensation

Stock Incentive Plans

2022 Inducement Plan

In April 2022, the Company adopted the Kezar Life Sciences, Inc. 2022 Inducement Plan (the “Inducement Plan”), which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), for the award of nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”) and other equity awards as permitted by the Inducement Plan (collectively, “Inducement Awards”) to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company (“Eligible Recipients”). Under the Inducement Plan, the Company may grant up to 3,000,000 shares of Common Stock in the form of Inducement Awards to Eligible Recipients in compliance with the requirements of Nasdaq Listing Rule 5635(c)(4). Awards must be approved by either a majority of the Company’s independent directors or the Company’s independent compensation committee. Consultants and directors are not eligible to received grants under the Inducement Plan.

As of June 30, 2022, options to purchase 141,000 shares of common stock were outstanding, and 2,859,000 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of June 30, 2022, options to purchase 7,501,329 shares of common stock were outstanding and 1,235,352 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2022, options to purchase 1,563,998 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of June 30, 2022, 291,067 shares of common stock had been issued under the ESPP and 1,042,157 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2022.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,945,184	$5.95	7.9	$77,363
Options granted	2,448,635	$13.73
Options exercised	(125,361)	$3.27		$1,191
Options cancelled/forfeited	(62,131)	$6.48
Outstanding at June 30, 2022	9,206,327	$8.05	8.0	$23,277
Vested and exercisable at June 30, 2022	4,221,972	$6.38	6.8	$14,989

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2022 was $7.05 and $9.95 per share, respectively. The aggregate intrinsic values of exercised stock options during the three and six months ended June 30, 2022 were $0.5 million and $1.2 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Granted to Employees

During the three and six months ended June 30, 2022, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding at December 31, 2021	—	—
RSUs granted	43,135	$14.55
RSUs vested	—	$—
RSUs forfeited	(1,200)	$14.55
Outstanding at June 30, 2022	41,935	$14.55

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,595	$808	$2,918	$1,590
General and administrative	1,703	1,129	3,484	2,275
Total stock-based compensation expense	$3,298	$1,937	$6,402	$3,865

As of June 30, 2022, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $33.2 million with an estimated weighted average amortization period of 2.7 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (years)	5.5 - 6.0	5.5 - 6.1	5.3 - 6.0	5.5 - 6.1
Expected volatility	84.3 - 88.4%	87.1 - 87.7%	84.3 - 88.4%	87.1 - 88.1%
Risk-free interest rate	2.8 - 3.2%	1.0 - 1.1%	1.6 - 3.2%	0.5 - 1.1%
Expected dividend yield	—	—	—	—

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

10. Income Taxes

No provision for income taxes was recorded for the three and six months ended June 30, 2022 and 2021, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

Effective January 1, 2022, under the Tax Cuts and Jobs Act, for tax purposes the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. Given the significant loss and credit carryforwards in the U.S., the Company does not anticipate having a change in valuation allowance assertion.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the six months ended June 30, 2022 and 2021, the Company utilized

$79,000 and $154,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, respectively. All R&D tax credits have been fully utilized as of June 30, 2022.

11. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(16,187)	$(12,962)	$(32,211)	$(25,956)
Denominator:
Weighted-average shares of common stock outstanding	64,279,634	51,904,701	62,465,092	51,483,709
Net loss per share, basic and diluted	$(0.25)	$(0.25)	$(0.52)	$(0.50)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Stock options to purchase common stock	9,206,327	7,311,862
Restricted stock units subject to future vesting	41,935	—
Common stock subject to future vesting	—	2,952
Total	9,248,262	7,314,814

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

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in immune-mediated and oncologic disorders. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing two drug development programs that harness different master regulators of cellular function: the first targets the immunoproteasome which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function, and the second targets the Sec61 translocon, which is located on the endoplasmic reticulum and represents the beginning of the protein secretion pathway. Targeting these fundamental regulators of cellular function offers an attractive approach to treating many diseases.

Our lead product candidate, zetomipzomib (KZR-616), is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. In June 2022, we reported positive topline results from the Phase 2 portion of our MISSION clinical trial evaluating zetomipzomib in patients with lupus nephritis, or LN, as further described below. In May 2022, we reported topline results from our PRESIDIO trial of zetomipzomib in patients with dermatomyositis and polymyositis, and our PRESIDIO open-label extension study remains ongoing. The International Nonproprietary Name (INN) of zetomipzomib has been selected as the proposed nonproprietary name for KZR-616.

We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in patients with SLE and LN who received zetomipzomib in the MISSION trial to date. The safety and tolerability profiles of zetomipzomib has been favorable and consistent with the needs for a long-term therapy.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, public offerings of common stock and pre-funded warrants to purchase common stock and debt. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $54.6 million and $32.2 million for the year ended December 31, 2021 and the six months ended June 30, 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $212.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•
continue the ongoing and planned development of zetomipzomib and KZR-261;
•
seek to discover and develop additionaOl product candidates, including preclinical studies and clinical trials for such product candidates;
•
maintain, protect and expand our portfolio of intellectual property rights, including patents and trade secrets;
•
seek marketing approvals for zetomipzomib and KZR-261, as well as any future product candidates that successfully complete clinical trials;
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

Recent Developments

MISSION Phase 2 Topline Results

In June 2022, we reported topline results from the open-label MISSION Phase 2 clinical trial evaluating zetomipzomib in patients with active LN. During the 24-week treatment period, patients received 60 mg of zetomipzomib subcutaneously once weekly (first dose of 30 mg) in addition to stable background therapy. End-of-treatment assessments occurred at Week 25, with completion of study at Week 37. Patients in the MISSION Phase 2 clinical trial received zetomipzomib without induction therapy, which represents a difference from other recently published trials in LN. The primary efficacy endpoint for the trial was the proportion of patients achieving an overall renal response (ORR), measured as a 50% or greater reduction in urine protein to creatinine ratio (UPCR) at end of treatment. A key secondary efficacy endpoint was the number of patients with a complete renal response (CRR), measured as an absolute reduction in proteinuria values to a UPCR of 0.5 or less, with preserved renal function (eGFR), and corticosteroid use of 10 mg or less prednisone/prednisone equivalent and no use of prohibited medication.

In the Phase 2 topline analysis, 17 of 21 patients enrolled in the trial reached end of treatment:

•
11 of 17 patients achieved an ORR, measured as a 50% or greater reduction in UPCR at week 25 compared to baseline, the primary efficacy endpoint of the clinical trial.
•
6 of 17 patients achieved a CRR of 0.5 UPCR or less at week 25, with all other trial protocol definitions satisfied.
•
At Week 29, four weeks following end of treatment, 16 of 17 patients reached an ORR, and 6 patients maintained a CRR.
•
Patients’ mean daily prednisone background dosage was reduced from 19.2 mg at baseline to 9.1 mg at Week 25 and was further reduced at Week 29.
•
Mean eGFR remained stable from baseline to Week 25.

Additionally, exploratory measures of extra-renal disease activity associated with SLE improved in patients completing the trial. Patients showed mean reduction in key SLE disease activity scores and normalization in biomarkers consistent with reduction in SLE disease activity.

Zetomipzomib was well tolerated over the course of the treatment period. Adverse events were generally mild-to-moderate, rated Grade 1 or 2, consistent with previous reports. The most common treatment-emergent adverse events were injection site reaction, pyrexia, headache, or nausea with or without vomiting. As previously reported in November 2021, two patients experienced serious adverse events on the study. One patient had an acute protracted migraine related to zetomipzomib, but completed treatment. The other patient discontinued following worsening pulmonary arterial hypertension, a urinary tract infection and an acute kidney injury, which were all deemed unrelated to zetomipzomib. Early terminations occurred in 4 out of 21 patients. No opportunistic or Grade 3 infections were reported in the trial.

The above topline data from the MISSION Phase 2 clinical trial are preliminary in nature and are subject to routine audit and verification procedures that could result in material changes in the final data.

Appointment of Chief Business Officer

In July 2022, we appointed Nick Mordwinkin, Pharm.D., Ph.D., as the Company’s Chief Business Officer. In this role, Dr. Mordwinkin will oversee the Company’s business development strategy.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$6.3	$6.0	$12.7	$11.9
KZR-261	2.6	1.6	5.0	3.7
Protein Secretion	2.4	1.7	4.6	3.0
Total research and development expenses	$11.3	$9.3	$22.3	$18.6

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

Interest Expense

Our interest expense consists of interest expense related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with a loan agreement with Oxford Finance, LLC (“Oxford Finance”) which provides us up to $50.0 million in borrowing capacity across four potential tranches (the “Loan Agreement”).

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
(dollars in millions)	2022	2021	$ Change
Operating expenses:
Research and development	$11.3	$9.3	$2.0
General and administrative	5.0	3.7	1.3
Total operating expenses	16.3	13.0	3.3
Loss from operations	(16.3)	(13.0)	(3.3)
Interest income	0.4	—	0.4
Interest expense	(0.3)	—	(0.3)
Net loss	$(16.2)	$(13.0)	$(3.2)

Research and Development Expenses

Research and development expenses increased by $2.0 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $1.1 million in personnel expenses due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $0.8 million in stock-based compensation, an increase of $0.3 million in facility-related expense and an increase of $0.2 million in consulting expenses, offset by a decrease of $0.4 million in manufacturing expenses related to the timing of drug manufacturing runs for zetomipzomib and KZR-261.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $0.6 million in stock-based compensation, an increase of $0.4 million in legal and other professional services and an increase of $0.3 million in personnel and recruiting expenses due to an increase in headcount.

Interest Income

Interest income increased by $0.4 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was due to higher cash equivalent and marketable securities balances and an increase in interest rates.

Interest Expense

Interest expense increased by $0.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
(dollars in millions)	2022	2021	$ Change
Operating expenses:
Research and development	$22.3	$18.6	$3.7
General and administrative	9.9	7.5	2.4
Total operating expenses	32.2	26.1	6.1
Loss from operations	(32.2)	(26.1)	(6.1)
Interest income	0.5	0.1	0.4
Interest expense	(0.5)	—	(0.5)
Net loss	$(32.2)	$(26.0)	$(6.2)

Research and Development Expenses

Research and development expenses increased by $3.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $2.1 million in personnel expenses due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $1.3 million in stock-based compensation, an increase of $0.7 million in consulting expenses, an increase of $0.5 million in clinical trial expenses for zetomipzomib and KZR-261, an increase of $0.5 million in research expenses related to protein secretion and an increase of $0.4 million in facility-related expense due to the higher allocation from the increase in headcount, offset by a decrease of $1.8 million in manufacturing expenses due to the preparation of clinical supplies for multiple registrational studies completed in 2021 for zetomipzomib and KZR-261.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $1.2 million in stock-based compensation, an increase of $0.6 million in legal and other professional services and an increase of $0.5 million in personnel and recruiting expenses due to an increase in headcount and salaries.

Interest Income

Interest income increased by $0.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was due to higher cash equivalent and marketable securities balances and an increase in interest rates.

Interest Expense

Interest expense increased by $0.5 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had $105.4 million in cash and cash equivalents and $201.5 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, commercial paper and U.S. agency bonds. As of June 30, 2022, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was twelve months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $32.2 million for the three months ended June 30, 2022, and we had an accumulated deficit of $212.9 million as of June 30, 2022.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our automatic shelf registration statement on Form S-3ASR (File No. 333-261774). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. During the six months ended June 30, 2022, we have sold an aggregate of 11,911,699 shares of our common stock for net proceeds of approximately $126.5 million at a weighted average purchase price of $10.95 per share pursuant to the ATM Agreement.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across four potential tranches (each a Term Loan, and collectively Term Loans). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and an additional $10.0 million will be available at our election from July 1, 2022 to December 30, 2022. Subsequent tranches of up to $20.0 million each may become available upon achieving milestones related to our MISSION Phase 2 clinical trial and our KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. The Loan Agreement bears interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

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
•
the costs of obtaining clinical and commercial supplies for zetomipzomib, KZR-261 and any other product candidates we may identify and develop;
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

Our material cash requirements as of June 30, 2022 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of June 30, 2022, we have $1.6 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

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

We will require additional financing to fund working capital and pay our obligations. We may pursue financing opportunities through the issuance of debt or equity. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us or at all. The ongoing COVID-19 pandemic, the Russian-Ukraine war and deteriorating global economic conditions, including higher inflation rates and changes in interest rates, have already resulted in significant disruption of global financial markets. If further disruption occurs, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(26.6)	$(21.4)
Net cash (used in) provided by investing activities	$(58.0)	$15.6
Net cash provided by financing activities	$127.2	$11.0

Cash Flows from Operating Activities

During the six months ended June, 2022, cash used in operating activities was $26.6 million, which consisted of a net loss of $32.2 million and a net change of $2.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $7.9 million. The non-cash charges consisted of $6.4 million for stock-based compensation expense, $0.8 million for depreciation and amortization, $0.6 million of amortization of premium and discounts on marketable securities and $0.1 million of non-cash interest expense. The change in our net operating assets and liabilities was primarily due to an increase of $1.2 million in prepaid and other current assets, a decrease of $0.6 million in accounts payable and accrued liabilities and a decrease of $0.6 million in operating lease liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $58.0 million for the six months ended June 30, 2022, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.6 million during the six months ended June 30, 2022.

Net cash provided by investing activities was $15.6 million for the six months ended June 30, 2021, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $24,000 during the six months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $127.2 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.6 million from the issuance of common stock pursuant to our employee equity plans.

Net cash provided by financing for the six months ended June 30, 2021 was $11.0 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.3 million from the issuance of common stock pursuant to our employee equity plans.

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

Environmental, Social and Governance

We are committed to policies and practices focused on environmental, social and corporate governance, or ESG, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain an open, collaborative and positive corporate culture. We are developing zetomipzomib as a potential therapeutic for autoimmune disorders that disproportionately impact underserved communities and in indications where there is a high unmet medical need.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $306.8 million as of June 30, 2022, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2022, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was twelve months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance was located in Australia as of June 30, 2022. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of zetomipzomib, KZR-261 and any future product candidates.
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
•
Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our exclusive license agreement with Onyx Therapeutics, Inc., we could lose the ability to continue the development and commercialization of zetomipzomib.
•
If we are unable to obtain and maintain patent protection for zetomipzomib and KZR-261, if the scope of patent protection is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.
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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $54.6 million for the year ended December 31, 2021 and $32.2 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $212.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
continue the ongoing and planned development of zetomipzomib and KZR-261 and future product candidates from our protein secretion program;

•
seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
•
maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•
seek marketing approvals for zetomipzomib, KZR-261 and any future product candidates that successfully complete clinical trials;
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

In addition, because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected or if there are any delays in the initiation, enrollment or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes necessary to obtain marketing approval, we anticipate incurring significant costs associated with launching and commercializing zetomipzomib, KZR-261 and any future product candidates.

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

We are a clinical-stage company founded in February 2015, and our operations to date have been largely focused on raising capital and conducting preclinical and clinical development of zetomipzomib and KZR-261, as well as research and discovery activities of future product candidates under our protein secretion program. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of and obtain the regulatory approvals necessary to commercialize zetomipzomib, KZR-261 and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:

•
timely and successfully completing preclinical and clinical development of zetomipzomib, KZR-261 and any future product candidates;
•
obtaining regulatory approvals for zetomipzomib, KZR-261 and any future product candidates for which we successfully complete clinical trials;
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
•
developing, validating and maintaining commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for zetomipzomib, a self-administered dual-chamber system for administering zetomipzomib and any future product candidates that are compliant with current good manufacturing practices, or cGMP;

•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate amount and quality of starting materials, drug substance, drug product and drug delivery devices and services to support clinical development, as well as the market demand for zetomipzomib, KZR-261 and any future product candidates, if approved;
•
obtaining market acceptance, if and when approved, of zetomipzomib, KZR-261 or any future product candidate as a viable treatment option by physicians, patients, third-party payors and others in the medical community;
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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $306.8 million. We also have access to $40.0 million of borrowing capacity across three potential tranches pursuant to a Loan Agreement with Oxford Finance. We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 and our available borrowing capacity will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the ongoing COVID-19 pandemic and Russia-Ukraine war, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and global economic conditions worsen, including higher inflation rates and changes in interest rates, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

In any event, we will require substantial additional capital to develop a delivery system for zetomipzomib, conduct additional clinical trials, seek regulatory approval and commence commercialization of zetomipzomib, KZR-261 or any future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize zetomipzomib, KZR-261 and any future product candidates.

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

In November 2021, we entered into the Loan Agreement with Oxford Finance, providing us with up to $50.0 million of borrowing capacity across four potential tranches. The initial tranche of $10.0 million was funded at closing of the Loan Agreement. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We may be required to make significant payments in connection with our license agreement with Onyx Therapeutics, Inc., or Onyx, for zetomipzomib and other compounds.

We acquired rights to zetomipzomib, pursuant to an exclusive license agreement with Onyx, or the Onyx License Agreement. Under the Onyx License Agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales, as well as other material obligations. We are obligated to pay Onyx milestone payments up to an aggregate of $172.5 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Onyx tiered royalties based on net sales of zetomipzomib. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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

The spread of COVID-19 has caused a broad impact globally and may materially affect us economically. Any new developments that prolong or increase the severity of the pandemic, including the emergence of variants, could result in disruptions to global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which it impacts our business, clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the efficacy of vaccines and the evolution of viral variations and mutations, as well as public health safety measures and restrictions in the United States and other countries. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Risks Related to the Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of zetomipzomib, KZR-261 and any future product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be adversely affected.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market zetomipzomib, KZR-261 or any future product candidates in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory authority.

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

We have invested a significant portion of our time and limited financial and management resources in the development of zetomipzomib, KZR-261 and any future product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize zetomipzomib and KZR-261 in a timely manner. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities.

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for zetomipzomib, KZR-261 or any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize zetomipzomib, KZR-261 and any future product candidates, we may not be able to generate sufficient revenue to continue our business.

If we are not successful in developing zetomipzomib and KZR-261, or discovering and developing additional product candidates, our ability to expand our pipeline and achieve our strategic objectives would be impaired.

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

If the market opportunities for zetomipzomib and KZR-261 are smaller than we believe they are, our business may suffer.

We currently focus our drug development of zetomipzomib on treatments of immune-mediated diseases. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. Our Phase 1 trial of KZR-261 is designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, and we have not yet selected the tumor types or patient populations for the next stages of clinical development. The number of patients for either product candidate may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

Due to the significant resources required for research and development, we must prioritize development of certain product candidates. We may expend our limited resources to pursue particular drug candidates and fail to capitalize on other product candidates that may be more profitable or for which there may be a greater likelihood of success.

In addition to our clinical trials underway for zetomipzomib and KZR-261, we are conducting research and discovery efforts targeting the protein secretion pathway. The development of these product candidates requires significant capital investment. Due to the significant resources required for the development of zetomipzomib, KZR-261 and any future product candidates, we must focus our research and development efforts on specific indications and decide which product candidates to pursue and advance. Our decisions concerning the allocation of research, development, management, and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and early clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later trials designed to test efficacy will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials. For example, in May 2022, we reported topline data from our PRESIDIO Phase 2 clinical trial of zetomipzomib in patients with dermatomyositis and polymyositis, in which zetomipzomib did not demonstrate significant differentiation from placebo.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing zetomipzomib to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis, dermatomyositis and polymyositis, and in the future may evaluate other rare immune-mediated disease indications. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. In October 2021, we initiated a Phase 1 clinical trial studying KZR-261 for the treatment of solid tumors in oncology, for which there is substantial competition for participation in clinical trials. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as the Russia-Ukraine war, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

We may encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or a comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. For example, in May 2022, we reported topline data from our PRESIDIO Phase 2 clinical trial of zetomipzomib in patients with dermatomyositis and polymyositis, in which zetomipzomib did not demonstrate significant differentiation from placebo. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. As an example, some patients included in the MISSION Phase 2 clinical trial were located in Ukraine and Russia. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients already enrolled in our trial could result in the need to enroll additional patients, which would be costly and could delay our anticipated timeline for the completion of the trial. Any inability to timely and successfully complete preclinical and clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates.

We have experienced and may in the future experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

•
allocation of hospital and healthcare resources to focus on care and treatment of patients with COVID-19 and away from conducting clinical trials;
•
interruptions in our business as a result of the ongoing COVID-19 pandemic, such as restrictions on travel and meetings with clinical trial sites and investigators, as well as potential disruptions in our product supply chain;

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
•
the perceived risk by investigators, patients or IRBs of participating in a clinical trial of zetomipzomib, a selective immunoproteasome inhibitor, due to the effects of COVID-19 and/or zetomipzomib on the immune system;
•
delays in identifying and recruiting suitable clinical investigators or reaching agreement on acceptable terms with prospective clinical trial sites;
•
clinical trials of our product candidates may produce negative or inconclusive results, such as the topline data from our PRESIDIO Phase 2 clinical trial, in which zetomipzomib did not demonstrate significant differentiation from placebo;
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

Zetomipzomib has been involved in an investigator-initiated clinical trial, and our product candidates may be involved in investigator-initiated clinical trials in the future. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our own internal clinical trials. However, while investigator-initiated clinical trials may provide us with clinical data that can inform our development strategy, we generally have less control over the conduct and design of such trials. Because we are not the sponsors of investigator-initiated clinical trials, we do not control the protocols, administration or conduct of these trials, including follow-up with patients and the ongoing collection of data. Negative results in investigator-initiated clinical trials could have a material adverse effect on our business and prospects and the perception of our product candidates.

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
•
the perceived risk by investigators, patients or IRBs of participating in a clinical trial of zetomipzomib, a selective immunoproteasome inhibitor, due to the effects of COVID-19 and/or zetomipzomib on the immune system;
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

Interim topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available, particularly from our open-label studies. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Preliminary or topline data may include, for example, data regarding a small percentage of the patients enrolled in a clinical trial, and such preliminary data should not be viewed as an indication, belief or guarantee that other patients enrolled in such clinical trial will achieve similar results or that the preliminary results from such patients will be maintained. As a result, interim and preliminary data may not be statistically significant and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data may cause the trading price of our common stock to fluctuate significantly and could significantly harm our business prospects.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, discomforts and other adverse events, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that zetomipzomib, KZR-261 or any future product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

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

In October 2020, we received orphan drug designations in both polymyositis and dermatomyositis for zetomipzomib in the United States. Both rare diseases are autoimmune inflammatory myopathies that are chronic and debilitating diseases characterized by marked morbidity and mortality. We intend to pursue orphan drug designation for zetomipzomib in other orphan immune-mediated disease indications. Obtaining orphan drug designation in additional indications and other jurisdictions may be difficult, and we may not be successful in doing so. The exclusivity for our orphan drug designations, and for any other designations that we may obtain in the future, may not effectively protect the drug from the competition of different drugs for the same condition, which could have already been approved or could be approved before or during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of zetomipzomib, KZR-261 and any future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for zetomipzomib, KZR-261 and any future product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of zetomipzomib, KZR-261 and any future product candidates in certain countries.

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

Even if our product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of zetomipzomib, KZR-261 and any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Zetomipzomib is being developed as a lyophilized formulation which could adversely affect market acceptance if patients are required to reconstitute zetomipzomib themselves prior to injection.

We are developing zetomipzomib as a lyophilized product candidate, meaning that it will be freeze-dried and must be reconstituted with water prior to patient administration. While lyophilized products are common in the drug industry, this method for administering zetomipzomib could adversely affect market acceptance and make it more difficult to conduct clinical trials of zetomipzomib. In our current trials, zetomipzomib is reconstituted in the hospital pharmacy prior to patient administration. Beginning with our PRESIDIO open-label extension study, patients will be able to reconstitute zetomipzomib at home prior to injection using a sterile vial-adaptor device.

Separately, we are conducting feasibility studies and engineering runs for a self-administered dual-chamber system. There are several technical challenges we will need to solve related to use of a self-administered dual-chamber system, including whether zetomipzomib is amenable to use in such a device and whether it is sufficiently stable to meet regulatory requirements. For example, if we have not successfully developed the self-administered dual-chamber system by the time we commence Phase 3 clinical trials for zetomipzomib, we would need to seek approval for zetomipzomib via the vial-adaptor system, which could require additional bio-equivalence or efficacy clinical trials in order to later transition to the dual-chamber system. If delivered by a self-administered dual-chamber system, zetomipzomib may also be regulated as a drug/device combination product. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although a single marketing application is generally sufficient for the approval of a combination product, the FDA may determine that separate marketing applications are necessary. This could significantly increase the resources and time required to bring a particular combination product to market. While we would expect zetomipzomib, along with the self-administered dual-chamber system, to be subject to a single marketing application reviewed by the Center for Drug Evaluation and Research at the FDA based on its primary mode of action as a drug, the FDA could disagree.

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

Coverage and adequate reimbursement may not be available for zetomipzomib, KZR-261 or any future product candidates, which could make it difficult for us to sell profitably, if approved.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize zetomipzomib, KZR-261 or any future product candidates that we develop.

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

Risks Related to Our Dependence on Third Parties

We will rely on third parties to manufacture clinical and commercial supplies of zetomipzomib, KZR-261 and any future product candidates.

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

Risks Related to Our Intellectual Property

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach the Onyx License Agreement, we could lose the ability to continue the development and commercialization of zetomipzomib.

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our immunoproteasome program, including zetomipzomib, is dependent on the Onyx License Agreement. Pursuant to the Onyx License Agreement, Onyx granted us an exclusive license under certain patent rights, and a non-exclusive license to certain know-how, in each case controlled by Onyx, to develop, manufacture and commercialize certain types of compounds, including zetomipzomib, that are selective inhibitors of the immunoproteasome for any and all uses, other than those related to the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions, including those related to hematological diseases or conditions.

The licensed compounds, including zetomipzomib, are selective for the immunoproteasome and therefore are not known or believed, based on scientific literature and the Company’s own research and development activities, to have any application in cancer or pre-cancerous conditions. However, notwithstanding these known characteristics of the licensed compounds, Onyx retains all rights under the licensed intellectual property rights that are not granted to the Company, and therefore Onyx retains rights under such intellectual property rights to develop and commercialize the licensed compounds in connection with the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions, including those related to hematological diseases or conditions, and also has the rights to transfer these rights to a third-party. If Onyx or its licensee develops and commercializes any of the licensed compounds in cancer or pre-cancerous indications that are commercially interchangeable with our product candidates, including zetomipzomib, sales by Onyx or its licensee of such compounds for cancer and pre-cancerous indications could result in the threat of off-label use in our licensed field, potentially diminishing our sales of the applicable licensed compounds in our licensed field.

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

If we are unable to obtain adequate protection for our proprietary know-how or obtain and maintain patent protection for zetomipzomib, KZR-261 or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to zetomipzomib, KZR-261 and any future product candidates. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and abroad related to our current and future research programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

We file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under the Onyx License Agreement to certain patents and patent applications relating to zetomipzomib.

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

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for zetomipzomib, KZR-261 or any future product candidates, it could dissuade companies from collaborating with us to develop and commercialize product candidates and future drugs and threaten our ability to commercialize, future drugs. Any such outcome could have a negative effect on our business.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize zetomipzomib, KZR-261 or any future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from the earliest filing date of a non-provisional patent application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Upon the expiration of patent protection for zetomipzomib, KZR-261 or any future product candidates, we may be open to competition from generic versions of such drugs. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as zetomipzomib and KZR-261, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication, or any additional indications approved during the period of extension. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell zetomipzomib, KZR-261 and any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to zetomipzomib, KZR-261 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize zetomipzomib, KZR-261 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

Since we rely on third parties to develop and manufacture zetomipzomib and KZR-261, and if we collaborate with third parties for the development of our research programs or product candidates, we must, at times, share trade secrets with them. We may also conduct collaborative research and development programs that may require us to share trade secrets and proprietary know how. We seek to protect our proprietary information by entering into agreements containing confidentiality obligations and ownership provisions relating to intellectual property prior to disclosing proprietary information or beginning research projects with third party collaborators. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, the unauthorized disclosure or use of our confidential information could have an adverse effect on our business and results of operations.

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

Filing, prosecuting and defending patents covering zetomipzomib, KZR-261 and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to conduct our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

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

The market price of our common stock is likely to be volatile. For example, on May 3, 2022, the closing price of our common stock on The Nasdaq Global Select Market was $12.32, and on May 4, 2022, following the announcement of topline data from our PRESIDIO trial, the closing price of our common stock was $6.96. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

•
the commencement, enrollment or results of our planned or future clinical trials of zetomipzomib, KZR-261 and any future product candidates;
•
the clinical or commercial success of competitive drugs, therapies or technologies;
•
regulatory or legal developments in the United States and other countries;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for our technologies;
•
negative or inconclusive results from our clinical trials, such as the May 2022 topline data from PRESIDIO;
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Based upon our shares of our common stock outstanding as of June 30, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 33% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on February 3, 2020).
10.1+	2022 Inducement Plan.
10.2+	Forms of Stock Option Grant Notice and Option Agreement under the 2022 Inducement Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

Date: August 11, 2022	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)