Form 10-Q
period 2022-09-30
Kezar Life Sciences, Inc.
filed 2022-11-10
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 68,378,059 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

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
•
developments relating to our competitors and our industry; and
•
other factors that may impact our financial results.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,453	$62,882
Marketable securities	225,930	145,473
Prepaid expenses	7,726	2,570
Other current assets	818	729
Total current assets	298,927	211,654
Property and equipment, net	3,369	3,283
Operating lease right-of-use asset	2,192	2,714
Other assets	282	282
Total assets	$304,770	$217,933
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,274	$2,028
Accrued and other current liabilities	5,992	4,985
Operating lease liabilities, current	1,329	1,199
Total current liabilities	9,595	8,212
Operating lease liabilities, noncurrent	2,207	3,223
Debt, noncurrent	9,780	9,622
Total liabilities	21,582	21,057
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of September 30, 2022 (unaudited) and December 31, 2021; 68,372,115 and 56,259,747 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively	68	56
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021	—	—
Additional paid-in capital	515,297	377,765
Accumulated other comprehensive loss	(1,465)	(291)
Accumulated deficit	(230,712)	(180,654)
Total stockholders' equity	283,188	196,876
Total liabilities and stockholders' equity	$304,770	$217,933

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,860	$10,527	$36,150	$29,154
General and administrative	5,067	3,972	14,978	11,402
Total operating expenses	18,927	14,499	51,128	40,556
Loss from operations	(18,927)	(14,499)	(51,128)	(40,556)
Interest income	1,390	37	1,906	138
Interest expense	(310)	—	(836)	—
Net loss	$(17,847)	$(14,462)	$(50,058)	$(40,418)
Net loss per common share, basic and diluted	$(0.25)	$(0.28)	$(0.76)	$(0.78)
Weighted-average shares used to compute net loss per common share, basic and diluted	72,153,952	52,048,563	65,730,202	51,674,063

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(17,847)	$(14,462)	$(50,058)	$(40,418)
Other comprehensive loss
Foreign currency translation adjustments	(51)	(30)	(90)	(54)
Unrealized loss on marketable securities	(250)	(10)	(1,084)	(4)
Total other comprehensive loss, net of tax	(301)	(40)	(1,174)	(58)
Comprehensive loss	$(18,148)	$(14,502)	$(51,232)	$(40,476)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreement, net of offering costs of $1,504	3,245,738	4	48,638	—	—	48,642
Issuance of common stock under equity incentive plans	59,174	—	208	—	—	208
Stock-based compensation expense	—	—	3,104	—	—	3,104
Other comprehensive loss	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(16,024)	(16,024)
Balance as of March 31, 2022	59,564,659	$60	$429,715	$(782)	$(196,678)	$232,315
Issuance of common stock under the ATM Agreement, net of offering costs of $2,409	8,665,961	8	77,892	—	—	77,900
Issuance of common stock under equity incentive plans	111,022	—	420	—	—	420
Stock-based compensation expense	—	—	3,298	—	—	3,298
Other comprehensive loss	—	—	—	(382)	—	(382)
Net loss	—	—	—	—	(16,187)	(16,187)
Balance as of June 30, 2022	68,341,642	$68	$511,325	$(1,164)	$(212,865)	$297,364
Issuance of common stock under equity incentive plans	30,473	—	185	—	—	185
Stock-based compensation expense	—	—	3,787	—	—	3,787
Other comprehensive loss	—	—	—	(301)	—	(301)
Net loss	—	—	—	—	(17,847)	(17,847)
Balance as of September 30, 2022	68,372,115	$68	$515,297	$(1,465)	$(230,712)	$283,188

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2020	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978
Issuance of common stock under the ATM Agreement, net of offering costs of $330	1,705,800	2	10,671	—	—	10,673
Issuance of common stock under equity incentive plans	14,325	—	48	—	—	48
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,928	—	—	1,928
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(12,994)	(12,994)
Balance as of March 31, 2021	48,079,868	$48	$279,747	$(140)	$(139,018)	$140,637
Issuance of common stock under equity incentive plans	66,440	—	282	—	—	282
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,937	—	—	1,937
Other comprehensive loss	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(12,962)	(12,962)
Balance as of June 30, 2021	48,146,308	$48	$281,973	$(155)	$(151,980)	$129,886
Issuance of common stock under the ATM Agreement, net of offering costs of $33	118,184	—	1,052	—	—	1,052
Issuance of common stock under equity incentive plans	332,389	1	1,159	—	—	1,160
Vesting related to shares of common stock issued pursuant to early exercises	—	—	7	—	—	7
Stock-based compensation expense	—	—	1,878	—	—	1,878
Other comprehensive loss	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(14,462)	(14,462)
Balance as of September 30, 2021	48,596,881	$49	$286,069	$(195)	$(166,442)	$119,481

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(50,058)	$(40,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,306	1,123
Stock-based compensation	10,189	5,743
Amortization of premiums and discounts on marketable securities	(45)	1,453
Amortization of debt discount and issuance costs and other non-cash interest	158	—
Loss on disposition of fixed assets	4	—
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(5,245)	356
Accounts payable, accrued and other current liabilities	1,614	1,157
Operating lease liabilities	(886)	(770)
Net cash used in operating activities	(42,963)	(31,356)
Cash flows from investing activities:
Purchases of property and equipment	(1,235)	(50)
Purchases of marketable securities	(238,635)	(43,153)
Maturities of marketable securities	157,139	97,250
Net cash (used in) provided by investing activities	(82,731)	54,047
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	126,542	11,725
Proceeds from issuance of common stock under equity incentive plans	813	1,504
Net cash provided by financing activities	127,355	13,229
Effect of exchange rate changes on cash and cash equivalents	(90)	(54)
Net increase in cash and cash equivalents	1,571	35,866
Cash and cash equivalents at the beginning of period	62,882	21,228
Cash and cash equivalents at the end of period	$64,453	$57,094
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$—	$21
Unpaid offering costs in accrued liabilities	$—	$25
Purchases of property and equipment in accounts payable	$81	$178
Supplemental disclosures
Cash paid for interest	$678	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, zetomipzomib (KZR-616) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $230.7 million as of September 30, 2022. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3ASR (File No. 333-261774). The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. No shares were sold under the ATM Agreement during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company sold an aggregate of 11,911,699 shares of its common stock at a weighted average purchase price of $10.95 per share, pursuant to the ATM Agreement for net proceeds of approximately $126.5 million.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Annual Report”), and there have been no material changes during the nine months ended September 30, 2022.

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

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of September 30, 2022 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

Significant Risks and Uncertainties

The global economic slowdown, increased levels of inflation worldwide, recent geopolitical events, the disruption of global healthcare systems from the ongoing COVID-19 pandemic, and risks and uncertainties associated with the global supply chains could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology industry with development operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory feedback regarding the Company’s product candidates; delays or problems in the supply of its product candidates; loss of single source suppliers or their failure to comply with manufacturing regulations; clinical development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing its intellectual property rights; and complying with applicable regulatory requirements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2022 that are of significance or potential significance to the Company.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of September 30, 2022 or December 31, 2021.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$61,978	$61,978	$—	$—
Marketable securities:
U.S. Treasury securities	89,051	89,051	—	—
Commercial paper	121,991	—	121,991	—
U.S. agency bonds	14,888	—	14,888	—
Total	$287,908	$151,029	$136,879	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$60,375	$60,375	$—	$—
Marketable securities:
U.S. Treasury securities	82,106	82,106	—	—
Commercial paper	46,687	—	46,687	—
Corporate debt securities	15,481	—	15,481	—
U.S. agency bonds	1,199	—	1,199	—
Total	$205,848	$142,481	$63,367	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$61,978	$—	$—	$61,978
Marketable securities:
U.S. Treasury securities	89,548	—	(497)	89,051
Commercial paper	122,562	—	(571)	121,991
U.S. agency bonds	15,000	—	(112)	14,888
Total available-for-sale securities	$289,088	$—	$(1,180)	$287,908
Cash				2,475
Total cash, cash equivalent and marketable securities				$290,383

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$60,375	$—	$—	$60,375
Marketable securities:
U.S. Treasury securities	82,204	—	(98)	82,106
Commercial paper	46,678	13	(4)	46,687
Corporate debt securities	15,486	—	(5)	15,481
U.S. agency bonds	1,200	—	(1)	1,199
Total available-for-sale securities	$205,943	$13	$(108)	$205,848
Cash				2,507
Total cash, cash equivalent and marketable securities				$208,355

As of September 30, 2022 and December 31, 2021, the Company has not recognized an allowance for credit losses on any securities in an unrealized loss position.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$89,051	$(497)	$82,106	$(98)
Commercial paper	121,991	(571)	13,734	(4)
Corporate debt securities	—	—	15,481	(5)
U.S. agency bonds	14,888	(112)	1,199	(1)
Total	$225,930	$(1,180)	$112,520	$(108)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of September 30, 2022. There were no sales of available-for-sale securities in any of the periods presented.

As of September 30, 2022, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$289,088	$287,908
Total available-for-sale securities	$289,088	$287,908

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$3,337	$3,268
Furniture, laboratory and office equipment	4,203	3,423
Computer equipment	244	244
Total property and equipment	7,784	6,935
Less accumulated depreciation and amortization	(4,415)	(3,652)
Property and equipment, net	$3,369	$3,283

Depreciation expense was $0.3 million and $0.8 million for each of the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical costs	$1,687	$1,642
Accrued preclinical and research costs	1,329	1,043
Accrued employee-related costs	2,610	1,970
Accrued professional services	235	231
Other	131	99
Total accrued liabilities	$5,992	$4,985

6. Lease

In August 2017, the Company entered into a lease agreement to lease 24,357 square feet of combination laboratory and office space in South San Francisco, California. This lease expires in February 2025.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Cash paid for operating lease liabilities	$305	$886
Operating lease costs	275	825
Variable lease costs	190	491

Maturities of lease liabilities as of September 30, 2022 were as follows:
Less than 12 months		$1,624
13 - 24 months		1,672
25 - 36 months		705
Total undiscounted lease payments		4,001
Less: imputed interest		(465)
Total lease liabilities		$3,536

Operating lease liabilities, current		$1,329
Operating lease liabilities, noncurrent		2,207
Total operating lease liabilities		$3,536

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

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of September 30, 2022, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	September 30, 2022	December 31, 2021
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(364)	(431)
Cumulative accretion of final fee	144	53
Long-term debt, net	$9,780	$9,622

As of September 30, 2022, the estimated future principal payments due were as follows:

Years Ending December 31,
2022	$—
2023	—
2024	—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company has issued and outstanding pre-funded warrants to purchase an aggregate of 3,793,706 shares of the Company’s common stock. Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of September 30, 2022, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of September 30, 2022:

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

As of September 30, 2022, options to purchase 443,500 shares of common stock were outstanding, and 2,556,500 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of September 30, 2022, options to purchase 7,554,352 shares of common stock and 438,415 RSUs were outstanding, and 764,272 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2022, options to purchase 1,555,102 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of September 30, 2022, 291,067 shares of common stock had been issued under the ESPP and 1,042,157 shares remained available for future issuance under the ESPP. The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2022.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,945,184	$5.95	7.9	$77,363
Options granted	2,855,735	$13.11
Options exercised	(155,834)	$3.82		$1,309
Options cancelled/forfeited	(92,131)	$6.99
Outstanding as of September 30, 2022	9,552,954	$8.12	7.8	$25,319
Vested and exercisable as of September 30, 2022	4,642,749	$6.60	6.8	$17,236

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $6.99 and $9.52 per share, respectively. The aggregate intrinsic values of exercised stock options during the three and nine months ended September 30, 2022 were $0.1 million and $1.3 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Granted to Employees

During the three and nine months ended September 30, 2022, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2021	—	—
RSUs granted	439,615	$9.81
RSUs vested	—	$—
RSUs forfeited	(1,200)	$14.55
Outstanding as of September 30, 2022	438,415	$9.79

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,836	$689	$4,754	$2,279
General and administrative	1,951	1,189	5,435	3,464
Total stock-based compensation expense	$3,787	$1,878	$10,189	$5,743

As of September 30, 2022, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $35.9 million with an estimated weighted average amortization period of 2.6 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (years)	6.0	5.9	5.3 - 6.0	5.5 - 6.1
Expected volatility	88.1 - 88.5%	86.2 - 86.5%	84.3 - 88.5%	86.2 - 88.1%
Risk-free interest rate	3.0 - 3.7%	0.9%	1.6 - 3.7%	0.5 - 1.1%
Expected dividend yield	—	—	—	—

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

10. Income Taxes

No provision for income taxes was recorded for the three and nine months ended September 30, 2022 and 2021, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the nine months ended September 30, 2022 and 2021, the Company utilized $79,000 and $262,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities, respectively. All R&D tax credits have been fully utilized as of September 30, 2022.

11. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(17,847)	$(14,462)	$(50,058)	$(40,418)
Denominator:
Weighted-average shares of common stock outstanding	72,153,952	52,048,563	65,730,202	51,674,063
Net loss per share, basic and diluted	$(0.25)	$(0.28)	$(0.76)	$(0.78)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Stock options to purchase common stock	9,552,954	6,888,246
Restricted stock units subject to future vesting	438,415	—
Total	9,991,369	6,888,246

12. Subsequent Event

On November 1, 2022, the Company entered into an amendment to the lease agreement for its corporate headquarters in South San Francisco, California, which expands the leased premises to include Suite 400 in the same building as its corporate headquarters, consisting of an additional 24,357 rentable square feet. The Company is currently evaluating the impact of this amendment on its financial statements for the year ending December 31, 2022.

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

Our lead product candidate, zetomipzomib (KZR-616), is a first-in-class, selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. In June 2022, we reported positive topline results from the Phase 2 portion of our MISSION clinical trial evaluating zetomipzomib in patients with lupus nephritis, or LN, and in November 2022, we presented the full data set from the completed MISSION trial, including the safety follow-up period.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, public offerings of common stock and pre-funded warrants to purchase common stock and debt. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $54.6 million and $50.1 million for the year ended December 31, 2021 and the nine months ended September 30, 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $230.7 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Recent Developments

MISSION Phase 2 Trial

In November 2022, we presented the complete data set for the MISSION Phase 2 clinical trial evaluating zetomipzomib in active LN at the American Society of Nephrology’s Kidney Week 2022 Annual Meeting in Orlando, Florida.

PORTOLA Phase 2 Trial

In October 2022, we announced that the FDA provided clearance of our Investigational New Drug, or IND, application to evaluate zetomipzomib for the treatment of autoimmune hepatitis, or AIH. AIH is a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage, severely impacting patients’ physical health and quality of life. Lifelong maintenance therapy is required to avoid relapse and burdensome adverse effects. If left untreated, AIH can lead to cirrhosis, liver failure and hepatocellular carcinoma. Standard of care treatment for AIH is immunosuppressive treatment with chronic corticosteroids that can lead to additional morbidity and mortality. There is a significant need for treatment regimens that reduce or remove the need for chronic immunosuppression using corticosteroids.

The PORTOLA trial (KZR-616-208) is a multi-center, randomized, double-blind, placebo-controlled Phase 2a clinical trial evaluating the safety and efficacy of zetomipzomib in patients with AIH who are insufficiently responding to standard of care or have relapsed. The target enrollment will be 24 patients, who will be randomly assigned (2:1) to receive either zetomipzomib or placebo in additional to background corticosteroid therapy for 24 weeks and includes a protocol-mandated steroid taper by Week 14. The primary efficacy endpoint will measure the proportion of patients who achieve a complete response measured as normalization of alanine aminotransferase (ALT) and aspartate aminotransferase (AST) levels with a successful corticosteroid taper.

PRESIDIO Open-Label Extension

The open-label extension portion of our PRESIDIO Phase 2 clinical trial remains ongoing and a majority of eligible patients remain enrolled, including one patient who has received 96 weeks of zetomipzomib administration, the end of treatment under the extension study. We continue to collect safety data from the open-label extension, which we expect to be completed in the first half of 2023.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$8.2	$6.8	$20.9	$18.7
KZR-261	3.1	2.1	8.1	5.8
Protein Secretion	2.6	1.6	7.2	4.7
Total research and development expenses	$13.9	$10.5	$36.2	$29.2

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
(dollars in millions)	2022	2021	$ Change
Operating expenses:
Research and development	$13.9	$10.5	$3.4
General and administrative	5.0	4.0	1.0
Total operating expenses	18.9	14.5	4.4
Loss from operations	(18.9)	(14.5)	(4.4)
Interest income	1.4	—	1.4
Interest expense	(0.3)	—	(0.3)
Net loss	$(17.8)	$(14.5)	$(3.3)

Research and Development Expenses

Research and development expenses increased by $3.4 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $1.5 million in personnel and recruiting expenses due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $1.1 million in stock-based compensation, an increase of $0.8 million in research and preclinical activities, an increase of $0.3 million in consulting expenses and an increase of $0.2 million in facility-related expense, offset by a decrease of $0.5 million in manufacturing expenses related to the timing of drug manufacturing runs for zetomipzomib.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $0.7 million in stock-based compensation and an increase of $0.3 million in personnel and recruiting expenses due to an increase in headcount.

Interest Income

Interest income increased by $1.4 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was due to higher cash equivalent and marketable securities balances and an increase in interest rates.

Interest Expense

Interest expense increased by $0.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ Change
Operating expenses:
Research and development	$36.2	$29.2	$7.0
General and administrative	15.0	11.4	3.6
Total operating expenses	51.2	40.6	10.6
Loss from operations	(51.2)	(40.6)	(10.6)
Interest income	1.9	0.2	1.7
Interest expense	(0.8)	—	(0.8)
Net loss	$(50.1)	$(40.4)	$(9.7)

Research and Development Expenses

Research and development expenses increased by $7.0 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $3.8 million in personnel and recruiting expenses due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $2.5 million in stock-based compensation, an increase of $1.1 million in research expenses related to protein secretion, an increase of $1.0 million in consulting expenses, an increase of $0.6 million in facility-related expense due to the higher allocation from the increase in headcount and an increase of $0.2 million in clinical trial expenses for zetomipzomib and KZR-261, offset by a decrease of $2.2 million in manufacturing expenses due to the preparation of clinical supplies for multiple registrational studies completed in 2021 for zetomipzomib and KZR-261.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $2.0 million in stock-based compensation, an increase of $1.0 million in personnel and recruiting expenses due to an increase in headcount and salaries and an increase of $0.6 million in legal and other professional services.

Interest Income

Interest income increased by $1.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was due to higher cash equivalent and marketable securities balances and an increase in interest rates.

Interest Expense

Interest expense increased by $0.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had $290.4 million in cash, cash equivalents and marketable securities. As of September 30, 2022, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was ten months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $50.1 million for the nine months ended September 30, 2022, and we had an accumulated deficit of $230.7 million as of September 30, 2022.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements are issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our automatic shelf registration statement on Form S-3ASR (File No. 333-261774). We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. No shares were sold under the ATM Agreement during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we sold an aggregate of 11,911,699 shares of our common stock for net proceeds of approximately $126.5 million at a weighted average purchase price of $10.95 per share pursuant to the ATM Agreement.

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

Our material cash requirements as of September 30, 2022 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of September 30, 2022, we have $1.6 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(43.0)	$(31.4)
Net cash (used in) provided by investing activities	$(82.7)	$54.0
Net cash provided by financing activities	$127.4	$13.2

Cash Flows from Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $43.0 million, which consisted of a net loss of $50.1 million and a net change of $4.5 million in our net operating assets and liabilities, adjusted by non-cash charges of $11.6 million. The non-cash charges consisted of $10.2 million for stock-based compensation expense, $1.3 million for depreciation and amortization and $0.1 million of non-cash interest expense. The change in our net operating assets and liabilities was primarily due to an increase of $5.2 million in prepaid and other current assets, an increase of $1.6 million in accounts payable and accrued liabilities and a decrease of $0.9 million in operating lease liabilities.

During the nine months ended September 30, 2021, cash used in operating activities was $31.4 million, which consisted of a net loss of $40.4 million and a net change of $0.7 million in our net operating assets and liabilities, adjusted by non-cash charges of $8.3 million. The non-cash charges consisted of $5.7 million for stock-based compensation expense, $1.5 million of amortization of premium and discounts on marketable securities and $1.1 million for depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase of $1.2 million in accounts payable and accrued liabilities, a decrease of $0.8 million in operating lease liabilities and a decrease of $0.4 million in prepaid and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $82.7 million for the nine months ended September 30, 2022, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $1.2 million during the nine months ended September 30, 2022.

Net cash provided by investing activities was $54.0 million for the nine months ended September 30, 2021, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $50,000 during the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $127.4 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.8 million from the issuance of common stock pursuant to our employee equity plans.

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

Safety of Clinical Trial Participants

Clinical trials play a necessary role in the development of new pharmaceutical products. We take numerous steps to prioritize the safety and wellbeing of our clinical trial participants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $290.4 million as of September 30, 2022, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2022, our cash equivalents and marketable securities had an average maturity of approximately four months and the longest maturity was ten months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance was located in Australia as of September 30, 2022. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.
•
Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of zetomipzomib and KZR-261, as well as any future product candidates.
•
We may explore strategic collaborations, which would require us to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.
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
•
The manufacture of our product candidates is complex and uncertain, and until we develop a validated manufacturing process, we may encounter difficulties in supplying our planned and future clinical trials. If we encounter such difficulties, or fail to meet quality standards, our ability to meet clinical timelines and expand our development strategy could be impacted.
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
•
We rely on third parties to manufacture clinical supplies of our product candidates and to conduct, supervise and monitor our clinical trials and preclinical studies. If those third parties perform in an unsatisfactory manner, it may harm our business.
•
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our exclusive license agreement with Onyx Therapeutics, Inc., we could lose the ability to continue the development and commercialization of zetomipzomib.
•
If we are unable to obtain and maintain patent protection for zetomipzomib, KZR-261 or any future product candidate, if the scope of patent protection is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.
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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $54.6 million for the year ended December 31, 2021 and $50.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $230.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $290.4 million. We also have access to $40.0 million of borrowing capacity across three potential tranches pursuant to a Loan Agreement with Oxford Finance. We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 and our available borrowing capacity will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties, ongoing COVID-19 pandemic and Russia-Ukraine war, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If disruption from COVID-19 persists and global economic conditions worsen, including higher inflation rates and changes in interest rates, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

We may be required to make significant payments in connection with our license agreement with Onyx Therapeutics, Inc., or Onyx, for zetomipzomib.

We acquired rights to zetomipzomib pursuant to an exclusive license agreement with Onyx, or the Onyx License Agreement. Under the Onyx License Agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales. We are obligated to pay Onyx milestone payments up to an aggregate of $172.5 million upon the achievement of certain development, regulatory and sales milestone events. In addition, we are obligated to pay Onyx tiered royalties based on net sales of zetomipzomib. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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

The spread of COVID-19 has caused a broad impact globally and may materially affect us economically. Any new developments that prolong or increase the severity of the pandemic, including the emergence of variants, could result in disruptions to global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which it impacts our business, clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the efficacy of vaccines and the evolution of viral variations and mutations, as well as public health safety measures and restrictions in the United States and other countries. Accordingly, we do not know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, which collectively may impact the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Most recently, the Inflation Reduction Act of 2022, or the IRA, included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human

Services that would require pharmaceutical manufacturers to charge a negotiated "maximum fair price" for certain selected drugs pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries' annual out-of-pocket spending will be capped at $2,000 beginning in 2025. The impact of changes under the Tax Act, the CARES Act, the IRA, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

Risks Related to the Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of zetomipzomib and KZR-261, as well as any future product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be adversely affected.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market zetomipzomib or KZR-261 in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory authority.

Prior to obtaining approval to commercialize our product candidates in the United States or abroad, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from clinical trials and preclinical studies can be interpreted in different ways. Even if we believe the clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA may also require us to conduct additional clinical trials or nonclinical studies for our product candidates either prior to or post-approval, or it may object to the design of our clinical trials and other elements of our clinical development programs. In addition, the FDA typically refers applications for novel drugs to an advisory committee comprising outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

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

We have invested a significant portion of our time and limited financial and management resources in the development of zetomipzomib and KZR-261. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize zetomipzomib and KZR-261 in a timely manner. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities for our product candidates.

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

In addition, the FDA and comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In addition, due to the ongoing COVID-19 pandemic, we could also experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

A key element of our strategy is to build a pipeline of product candidates and to progress these product candidates through clinical development for the treatment of immune-mediated and oncologic disorders. We are conducting research and discovery efforts targeting the protein secretion pathway and, in October 2021, we initiated a Phase 1 clinical trial of KZR-261, our first clinical candidate for development in oncology. However, our current and future research programs may fail to yield product candidates with acceptable pharmaceutical properties for clinical development. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of safety, efficacy, pharmaceutical properties, competition or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. Efforts to discover and develop new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. If we are unsuccessful in building our pipeline beyond our current product candidates, our ability to generate product revenue would be impaired, which could significantly harm our financial position and adversely affect the trading price of our common stock.

If the market opportunities for zetomipzomib and KZR-261 are smaller than we believe they are, our business may suffer.

We currently focus our drug development of zetomipzomib on treatments of immune-mediated diseases, including lupus nephritis and autoimmune hepatitis. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. Our Phase 1 trial of KZR-261 is designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, and we have not yet selected the tumor types or patient populations for the next stages of clinical development. The number of eligible patients for either product candidate may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

Due to the significant resources required for research and development, we must prioritize development of certain product candidates. We may expend our limited resources to pursue particular drug candidates and fail to capitalize on other product candidates that may be more profitable or for which there may be a greater likelihood of success.

In addition to our clinical trials underway for zetomipzomib and KZR-261, we are conducting research and discovery efforts targeting the protein secretion pathway. The development of these product candidates requires significant capital investment. Due to the significant resources required for the development of zetomipzomib and KZR-261, we must focus our research and development efforts on specific indications and decide which product candidates to pursue and advance. Our decisions concerning the allocation of research, development, management, and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.

We may explore strategic collaborations, which would require us to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

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
•
strategic collaborators may select indications or design clinical trials in a way that may be less successful or slower than if we were doing so;
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

Our product candidates will require clinical testing before we are prepared to submit an NDA for regulatory approval. The clinical trial process is expensive, time consuming, difficult to design and implement, and subject to uncertainty. We estimate that the successful completion of clinical trials of our product candidates will take several years to complete. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. We may design the inclusion and exclusion criteria for trial participation too narrowly, which would make it difficult to find and enroll patients for our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying. Failure can occur at any stage, and we could encounter problems that cause us to suspend, abandon or repeat clinical trials.

Following the completion of the Phase 2 portion of our MISSION clinical trial, we are planning to conduct a global, placebo-controlled, randomized clinical trial to evaluate the efficacy and safety of zetomipzomib in lupus nephritis, or the Global LN Trial. As an organization, we have not previously conducted a clinical trial to the scale of the planned Global LN Trial. We have engaged and intend to use a single contract research organization, or CRO, to manage the Global LN Trial, and although we will oversee their performance and maintain certain regulatory responsibilities, the ultimate success of initiating, enrolling and completing this trial, and ensuring regulatory and quality compliance across several countries, will depend significantly on the CROs performance, in addition to several other third-party service providers and clinical trial vendors in the United States and worldwide.

The FDA may not agree with the protocol design or endpoints that we propose for the Global LN Trial, as well as a number of other factors required to successfully execute this trial. If the FDA does not agree with the trial design, we may be required to modify the protocol and other factors, which would delay trial commencement. In addition, we plan to conduct the Global LN Trial in several countries where we have not previously engaged with local regulatory authorities nor performed clinical trials. The process and timelines required to obtain approval from foreign regulatory authorities is unpredictable and may depend upon numerous factors and their substantial discretion. The inability to obtain and maintain regulatory approval for the conduct of the Global LN Trial outside the United States may impact the timelines and completion of the Global LN Trial.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing zetomipzomib to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis and autoimmune hepatitis. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, our ability to provide zetomipzomib for at-home administration, and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, or geopolitical tensions, such as the Russia-Ukraine war, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

We may encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or a comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. For example, in May 2022, we reported topline data from our PRESIDIO Phase 2 clinical trial of zetomipzomib in patients with dermatomyositis and polymyositis, in which zetomipzomib did not demonstrate significant differentiation from placebo. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We have experienced and may in the future experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:

•
failure to recruit suitable patients to participate in a clinical trial, enrollment in these clinical trials may be slower than we anticipate, and participants may drop out during the course of these trials at a higher rate than we anticipate;
•
delays in manufacturing, testing, releasing, validating and shipping stable quantities of our product candidates and placebo for our clinical trial sites;
•
delays in reaching a consensus with the FDA and foreign regulatory authorities on the design of our clinical trials;
•
the number of patients required for clinical trials to produce statistically meaningful data may be larger than we anticipate;
•
interruptions in our business as a result of the ongoing COVID-19 pandemic, such as restrictions on travel and meetings with clinical trial sites and investigators, as well as potential disruptions in our product supply chain;
•
the costs of clinical trials of our product candidates may be greater than we anticipate, which may be more likely as a result of increased price inflation worldwide;
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
•
failure to perform our clinical trials in accordance with current Good Clinical Practice, or cGCP, or regulations required by the FDA or foreign regulatory authorities;
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
•
experience damage to our reputation.

Further, we, the FDA, comparable foreign regulatory authorities, or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including cGCP, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

The manufacture of our product candidates is complex and uncertain, and until we develop a validated manufacturing process, we may encounter difficulties in supplying our planned and future clinical trials. If we encounter such difficulties, or fail to meet quality standards, our ability to meet clinical timelines and expand our development strategy could be impacted.

The processes involved in manufacturing the active drug substance and finished drug product of zetomipzomib and KZR-261 are complex, expensive, highly regulated and subject to multiple risks and uncertainties. As product candidates are developed through early to late-stage clinical trials and then to approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are modified along the way to optimize the scale, process and results. Any changes to the manufacturing processes carry the risk that they will not achieve these intended objectives, or that the product candidates may not meet the rigorous quality standards necessary for use in our clinical trials.

We plan to manufacture zetomipzomib and placebo in larger quantities in connection with our Global LN Trial and future development strategies. We recently conducted a scale up GMP manufacturing run of zetomipzomib that did not meet the quality standards for use in our clinical trials. We believe our existing supply of zetomipzomib will allow us to initiate our Global LN Trial and PORTOLA trial, and we are planning to continue manufacturing activities to increase our clinical supply of zetomipzomib. However, if future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines or limit our development strategy.

In addition, our contract manufacturing organizations, or CMOs, may be unable to successfully increase the manufacturing scale for our product candidates in a timely or cost-effective manner and may experience delays due to limited manufacturing capacity. In addition, quality issues may arise during manufacturing activities. If our CMOs are unable to successfully manufacture our product candidates in sufficient quantity in a timely manner, our planned clinical trials may be delayed or modified.

Our product candidates have been involved, and may be involved in the future, in investigator-initiated clinical trials, and we have limited or no control over the conduct of such trials.

Zetomipzomib has been involved in an investigator-initiated clinical trial, and our product candidates may be involved in investigator-initiated clinical trials in the future. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our own internal clinical trials. However, while investigator-initiated clinical trials may provide us with clinical data that can inform our development strategy, we are not the sponsors of such trials, and therefore, we do not control the protocols, administration, quality or conduct of these trials, including follow-up with patients and ongoing data collection. Despite this lack of control, negative results in investigator-initiated clinical trials could have a material adverse effect on our business and prospects and the perception of our product candidates.

The ongoing COVID-19 pandemic could negatively affect our ability to enroll and conduct our clinical trials.

Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. As a result of the implementation of public health safety measures and the demands on the global healthcare system relating to COVID-19, we have experienced delays in the clinical development timelines for our product candidates. Clinical site initiation and patient enrollment was delayed due to prioritizing hospital resources for the treatment of patients with COVID-19. In particular, outside of the United States, we experienced delays in receiving approval from local regulatory authorities to initiate our clinical trials in certain countries, and local regulatory authorities have adopted different risk limiting measures that we are required to meet to conduct our clinical trials. In addition, the patients in our clinical trials may not be able to comply with clinical trial protocols if public safety measures impede travel and mobility or interrupt healthcare services. We may also experience the following adverse impacts:

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
•
delays in receiving approval from local regulatory authorities to initiate or amend our clinical trials;
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

We are developing zetomipzomib as a lyophilized product candidate, meaning that it will be freeze-dried and must be reconstituted with water prior to patient administration. While lyophilized products are common in the drug industry, this method for administering zetomipzomib could adversely affect market acceptance and make it more difficult to conduct clinical trials of zetomipzomib. In our current trials, zetomipzomib is reconstituted in the hospital pharmacy prior to patient administration. Beginning with our PRESIDIO open-label extension study, we provided patients with the ability to reconstitute zetomipzomib at home prior to injection.

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

We intend to pursue orphan drug designation for zetomipzomib in the treatment of autoimmune hepatitis and any other rare immune-mediated disease indications we pursue for development. Obtaining orphan drug designation in additional indications and other jurisdictions may be difficult, and we may not be successful in doing so. The exclusivity for our orphan drug designations, and for any other designations that we may obtain in the future, may not effectively protect the drug from the competition of different drugs for the same condition, which could have already been approved or could be approved before or during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of zetomipzomib and KZR-261 outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for zetomipzomib and KZR-261 in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of zetomipzomib, KZR-261 and any future product candidates in certain countries.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, medical, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Coverage and adequate reimbursement may not be available for zetomipzomib or KZR-261, which could make it difficult for us to sell profitably, if approved.

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

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we advance through clinical development and if we are able to successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Since its passage, there have been varied executive, judicial and Congressional challenges to certain provisions of the PPACA. In addition, Congress has considered, and may consider in the future, legislation to repeal or repeal and replace all or part of the PPACA. While Congress has not passed any comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025.

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

We rely on third parties to conduct, supervise and monitor our clinical trials and preclinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We do not currently have the ability to independently conduct clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we have engaged and intend to use a single CRO to manage the Global LN Trial, and although we will oversee their performance and maintain certain regulatory responsibilities, the ultimate success of initiating, enrolling and completing this trial, and ensuring regulatory and quality compliance across several countries, will depend significantly on the CRO’s performance.

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

If we are unable to obtain and maintain patent protection for zetomipzomib, KZR-261 or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.

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

As a result of the COVID-19 pandemic, we have more employees working remotely, which poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Based upon our shares of our common stock outstanding as of September 30, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 33% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on February 3, 2020).
10.1+	Executive Employment Agreement between the Company and Nick Mordwinkin, Ph.D., dated July 11, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

Date: November 10, 2022	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)