Form 10-K
period 2022-12-31
Kezar Life Sciences, Inc.
filed 2023-03-14
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, was approximately $551 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 70,803,759.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2023 Annual Meeting of Stockholders of the registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions;
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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements in this report, whether as a result of new information, future events or otherwise, after the date of this report.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing two drug development programs that harness different regulators of cellular function: the first targets the immunoproteasome which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function, and the second targets the Sec61 translocon, which is located on the endoplasmic reticulum and represents the beginning of the protein secretion pathway. Targeting these fundamental regulators of cellular function offers an attractive approach to treating many diseases.

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. In November 2022, we reported positive results from the completed Phase 2a portion of the MISSION trial of zetomipzomib in patients with lupus nephritis, or LN. In the first half of 2023, we will be initiating PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. PORTOLA is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH, a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE, a chronic inflammatory disease.

Based on clinical data generated to date with zetomipzomib, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received zetomipzomib in the MISSION trial. The safety and tolerability profiles of zetomipzomib has been favorable and consistent with the needs for a long-term therapy. We intend to identify additional immune-mediated disease indications where a proof of principle exists to further develop zetomipzomib.

Our oncology product candidate, KZR-261, is being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study is being conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. KZR-261 is the first clinical candidate from our novel research platform targeting the Sec61 translocon and the protein secretion pathway for the discovery and development of small molecule therapeutics for oncology and autoimmune indications. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival.

We believe this discovery platform has the potential to yield additional small molecule product candidates with the ability to inhibit multiple pathways as a single agent, as well as compounds designed to selectively inhibit a single secreted or transmembrane protein of interest. For example, in November 2022, we presented promising preclinical data on KZR-540, an orally bioavailable small molecule that selectively blocks PD-1 expression via inhibition of the Sec61 translocon. If successfully developed and approved, small molecules generated from our protein secretion program could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Our Pipeline

The following table sets forth the status of our product candidates and discovery programs:

COMPOUND THERAPEUTIC INDICATION DEVELOPMENT STAGE MILESTONES Pre-CLINICAL PHASE 1 PHASE 2 PHASE 3 Selective Immunoproteasome Inhibition zetomipzomib Lupus nephritis (LN) Mission Mid-2021 (Ph 1b) 2H 2021 (interim) 1H 2022 (top-line data) Dermatomyositis (DM) Polymyositis (PM) PRESIDIO 1H 2022 (top-line data) Protein Secretion Inhibition KZR-261 Oncology Mid-2021 (IND Submission) KZR- TBD Oncology & Autoimmunity N/A

Zetomipzomib: Selective Immunoproteasome Inhibitor

We believe that zetomipzomib is the only selective immunoproteasome inhibitor that is in clinical trials for the treatment of autoimmune disorders. If successfully developed and approved, zetomipzomib may have the ability to become the standard of care across a range of immune-mediated diseases based on the following key attributes:

•
broad and potent immunomodulatory activity that may provide meaningful therapeutic benefit without immunosuppression across a range of treatable and currently untreatable immune-mediated diseases;
•
subcutaneous, once weekly dosing schedule which is amenable to patient self-administration with the potential of less frequent dosing for chronic use;
•
rapid drug clearance from the plasma with a half-life of less than five hours;
•
minimal predicted risk for drug-drug interactions;
•
no teratogenicity or reproductive toxicity observed in nonclinical studies;
•
full recovery of immunoproteasome activity occurs within three to seven days following dose administration; and
•
unique chemical structure leads to highly specific inhibition of the immunoproteasome without known off-target effects.

Clinical Development of Zetomipzomib

We are focusing the development of zetomipzomib in chronic and severe immune-mediated diseases where limited treatment options exist. Due to its broad immunomodulatory profile, we believe that zetomipzomib has the potential to address multiple chronic-immune mediated diseases.

PALIZADE Phase 2b Trial

PALIZADE is a Phase 2b global, placebo-controlled, randomized, double-blind clinical trial evaluating the efficacy and safety of two dose-levels of zetomipzomib in patients with active LN. Target enrollment will be 279 patients, who will be randomly assigned (1:1:1) to receive 30 mg of zetomipzomib, 60 mg of zetomipzomib or placebo subcutaneously once weekly for 52 weeks, in addition to standard background therapy. Background therapy can, but will not be mandated to, include standard induction therapy. Over the initial 16 weeks, there will be a mandatory corticosteroid taper to 5 mg per day or less. End-of-treatment assessments will occur at Week 53, and the end-of-study assessments will occur at Week 57.

The primary efficacy endpoint is the proportion of patients who achieve a complete renal response, or CRR, at Week 37. CRR is defined as a urine protein-to-creatine ratio, or UPCR, of 0.5 or less and stable estimated glomerular filtration rate, or eGFR, in patients who have not received rescue or prohibited medications. Key secondary endpoints include: the proportion of patients achieving partial renal response, or PRR, at Week 37; the number of CRRs at Weeks 25 and 53; and the number of PRRs at Weeks 25 and 53. PRR is defined as a fifty percent or greater reduction in UPCR from baseline, as well as an absolute reduction of UPCR at or below 1.0, if the baseline is less than 3.0, or an absolute reduction of UPCR below 3.0, if the baseline is 3.0 or greater. The primary safety endpoint is the incidence and severity of adverse events. Additional secondary and exploratory endpoints include measures of SLE disease activity including flare. We expect a primary analysis from PALIZADE to occur in mid-2026, and we expect to receive the full 52-week end-of-treatment data in second half 2026.

LN is one of the most serious complications of SLE and is a disease comprising a spectrum of vascular, glomerular and tubulointerstitial lesions that develops in approximately 50% of SLE patients within 10 years of their initial diagnosis. LN is associated with considerable morbidity, including an increased risk of end-stage renal disease requiring dialysis or renal transplantation and an increased risk of death. Management of this disease typically consists of induction therapy to achieve remission and long-term maintenance therapy to prevent relapse. There are FDA-approved drugs for the treatment of LN. However, an unmet need still exists for treatments that can reduce disease activity quickly and without widespread immunosuppression.

MISSION Phase 2 Trial

The Phase 2 portion of MISSION was an open-label trial to demonstrate the responder rate of zetomipzomib in patients with active LN. During the 24-week treatment period, patients received 60 mg of zetomipzomib subcutaneously once weekly (first dose of 30 mg) in addition to standard background therapy. Patients in the MISSION Phase 2 trial did not receive zetomipzomib as part of an “induction” therapy, which represented a significant difference in comparison to other recently published trials in LN. End of treatment assessments occurred at Week 25. The primary efficacy endpoint for the trial was the proportion of patients achieving a renal response measured by a 50% or greater reduction in UPCR at end of treatment. The secondary efficacy endpoint for the trial was the number of patients with CRR and PRR.

In November 2022, we presented complete results from the open-label Phase 2 portion of the MISSION trial evaluating zetomipzomib in patients with active LN. During the 24-week treatment period, patients received 60 mg of zetomipzomib subcutaneously once weekly (first dose of 30 mg) in addition to stable background therapy. End-of-treatment assessments occurred at Week 25, or EOT, with safety follow-up and end of study occurring at Week 37, or EOS. Patients in the MISSION Phase 2 clinical trial received zetomipzomib without induction therapy, which represents a difference from other recently published trials in LN. The primary efficacy endpoint for the trial was the proportion of patients achieving an overall renal response, or ORR, measured as a 50% or greater reduction in UPCR at EOT. A key secondary efficacy endpoint was the number of patients with a CRR, measured as an absolute reduction in proteinuria values to a UPCR of 0.5 or less, with preserved renal function measured by eGFR, and daily corticosteroid use of 10 mg or less prednisone/prednisone equivalent and no use of prohibited medication.

In the MISSION Phase 2 clinical trial, 17 of 21 enrolled patients reached end-of-treatment assessments at Week 25 and end-of-study assessments at Week 37. Zetomipzomib treatment demonstrated steady and clinically meaningful renal responses with additional ORRs and CRRs observed during the safety follow-up period:

Overall Renal Responses:

•
10 out 17 patients (58.8%) achieved an ORR as early as Week 13.
•
At EOT, 11 of 17 patients (64.7%) achieved an ORR, measured as a 50% or greater reduction in UPCR compared to baseline, the primary endpoint of the clinical trial.
•
During the safety follow-up period, clinical responses improved, and ORRs increased to 16 of 17 patients (94.1%) at Week 29 and 15 of 17 patients (88.2%) at EOS. In addition, UPCR was reduced to clinically meaningful levels:
o
11 of 17 patients (64.7%) achieved a UPCR of 0.5 or less at EOS.
o
15 of 17 patients (88.2%) achieved a UPCR of 0.7 or less at EOS.
o
Median UPCR was 0.32 at EOS.

Complete Renal Responses:

•
5 out 17 patients (29.4%) achieved a CRR as early as Week 13.
•
At EOT, 6 of 17 patients (35.3%) achieved a CRR, a key secondary efficacy endpoint, measured as a UPCR of 0.5 or less, stable eGFR, daily prednisone/prednisone equivalent dose of 10 mg or less, and no use of prohibited medication.
•
During the safety follow-up period, an additional patient achieved a CRR, with the total CRRs increasing to 7 of 17 patients (41.2%) at Week 29 and EOS, demonstrating a deepening renal response throughout the 37-week trial.

Additional Results:

•
Urinary CD163, a biomarker that is associated with active inflammation in the kidney, decreased and showed a strong correlation to UPCR across all timepoints in the study. These data suggest that patients had active inflammation at baseline despite standard-of-care therapy and that the addition of zetomipzomib reduced inflammation.
•
By Week 13, 14 of 17 patients (82.4%) achieved a daily corticosteroid dose of 10 mg or less, including a 58% reduction in mean values of corticosteroid dose, despite no protocol-mandated steroid taper. Doses of background immunosuppressive agents remained stable throughout the study, including during the 12-week safety follow-up.
•
Mean eGFR remained stable from baseline to EOS.

SLE Disease Activity:

•
Key measurements of SLE disease activity were reduced and key biomarkers of SLE improved in patients completing the trial. There was no evidence of early rebound of inflammation following discontinuation of zetomipzomib.
o
SLEDAI-2K (SLE Disease Activity Index 2000, a global SLE disease scoring system) scores reduced from a mean of 11.3 at baseline to 6.5 at EOT and 5.8 at EOS.
o
CLASI-A (Cutaneous Lupus Erythematosus Severity Index-Activity, a measure of active SLE skin disease) scores reduced from a mean of 5.7 at baseline to 2.6 at EOT and 3.0 at EOS.
o
Physician Global Assessment scores reduced from a mean of 57.2 at baseline to 23.9 at EOT and 16.2 at EOS.
o
Patient Global Assessment scores reduced from a mean of 23.6 at baseline to 10.7 at EOT and 6.6 at EOS.
•
Biomarkers of SLE activity improved or normalized in patients with abnormal baseline levels.
o
Of the 12 patients with abnormal levels of anti-double-stranded DNA antibodies, or anti-dsDNA, at baseline, 10 patients showed improved or normalized levels of anti-dsDNA at EOT, and the improvement was maintained in 9 patients at EOS.
o
4 of 5 patients with abnormally low C3 complement levels at baseline demonstrated improvement at EOT.
o
3 of 4 patients with abnormally low C4 complement levels at baseline demonstrated improvement at EOT.

Zetomipzomib was well tolerated over the course of the 37-week trial. Adverse events were generally mild-to-moderate, rated as Grade 1 or 2. The most common treatment-emergent adverse events were injection site reaction, pyrexia, headache, or nausea with or without vomiting. Two patients experienced serious adverse events on the study. One patient had an acute protracted migraine related to zetomipzomib, but completed treatment. The other patient discontinued following worsening pulmonary arterial hypertension, a urinary tract infection and an acute kidney injury, which were all deemed unrelated to zetomipzomib. Early terminations occurred in 4 out of 21 patients. No opportunistic or Grade 3 infections were reported in the trial. No accumulation occurred with repeat dosing, and no serum monitoring was required in this trial.

MISSION Phase 1b Trial

In June 2021, we presented results from the completed MISSION Phase 1b clinical trial of zetomipzomib. The Phase 1b dose escalation study evaluated doses of 45 mg to 75 mg of zetomipzomib administered subcutaneously once weekly in a total of 47 patients with SLE, including 2 patients with active proliferative LN. 35 of 47 patients completed the study across six cohorts in which patients received 13 weekly doses of zetomipzomib and were followed for an additional 12 weeks.

Encouraging trends in exploratory efficacy were confirmed across cohorts, including the improvement of seven SLE-specific disease activity scores. Mean disease activity scores improved in patients who completed the 13-week treatment period (n=35), and improvement in disease activity persisted following the end-of-treatment. Improvement in key biomarkers indicating a reduction in disease activity were also observed. Reduced levels of anti-dsDNA were seen in 8 of 8 patients with elevated levels at baseline. Improvement in disease activity persisted following the end-of-treatment. The safety and tolerability of zetomipzomib was favorable and consistent with needs for a long-term therapy. Most treatment emergent adverse events occurred early and diminished with later doses with the most common being injection site reactions.

Two of two patients in this trial with active proliferative LN had a greater than 50% reduction in UPCR and experienced reductions in anti-dsDNA levels and SLEDAI-2K scores (SLE Disease Activity Index 2000). Biomarker data on these two patients with LN show baseline elevation of urinary CD163, or uCD163, a marker of inflammatory activity in the kidney in patients with LN. Both patients also had a reduction in uCD163 levels, suggesting an important anti-inflammatory effect not achieved with the background therapies.

Investigator-Initiated Single-Patient Study

In November 2021, Samir Parikh, M.D., an Associate Professor, Division of Nephrology at The Ohio State University, presented a case report on an investigator-initiated clinical study of zetomipzomib where Dr. Parikh treated a single patient with LN who previously received zetomipzomib under the Phase 1b portion of MISSION. Following completion of the MISSION Phase 1b study, the patient experienced worsening course of disease and return to nephrotic range proteinuria. Specifically, the patient’s UPCR went from 0.56 at three months following study completion to 5.5 at nine months following study completion. Dr. Parikh then started the patient on high dose prednisone of 40 mg/day for 30 days which was tapered to 15 mg/day until beginning the investigator-initiated clinical study. With prednisone therapy, proteinuria improved from 5.5 to 2.4 and remained there until resuming treatment with zetomipzomib. Within 12 weeks of re-treatment with zetomipzomib, the patient’s UPCR reduced to below 0.5 with complete cessation of corticosteroids. Kezar was not the sponsor of this study and has not independently verified or audited these data.

PORTOLA Trial

We have initiated PORTOLA, a randomized, placebo-controlled, double-blind Phase 2a clinical trial evaluating the safety and efficacy of zetomipzomib in patients with AIH who are insufficiently responding to standard of care or have relapsed. Target enrollment will be 24 patients, who will be randomly assigned (2:1) to receive either zetomipzomib or placebo in addition to background corticosteroid therapy for 24 weeks and includes a protocol-mandated steroid taper by Week 14. The primary efficacy endpoint measures the proportion of patients who achieve a complete response, measured as normalization of alanine aminotransferase (ALT) and aspartate aminotransferase (AST) levels with a successful corticosteroid taper by Week 24. We expect to receive topline data from the PORTOLA trial in mid-2025.

AIH is a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage, severely impacting patients’ physical health and quality of life. Lifelong maintenance therapy is required to avoid relapse and burdensome adverse effects. If left untreated, AIH can lead to cirrhosis, liver failure and hepatocellular carcinoma. Standard of care treatment for AIH is chronic, immunosuppressive treatment with corticosteroids that do not address the pathophysiology of AIH, can result in significant toxicity associated with long-term use and often result in inadequate response or relapse after treatment withdrawal. There is a significant need for treatment regimens that reduce or remove the high dependency on chronic immunosuppression using corticosteroids.

PRESIDIO Trial

In May 2022, we reported topline results from our PRESIDIO trial of zetomipzomib in patients with dermatomyositis, or DM, and polymyositis, or PM. PRESIDIO was a Phase 2 randomized, placebo-controlled, double-blind, crossover clinical trial to evaluate the safety, tolerability, efficacy, pharmacokinetics and pharmacodynamics of zetomipzomib in patients with active DM or PM. During the 32-week treatment period, patients received either 45 mg of zetomipzomib or placebo subcutaneously once weekly for 16 weeks followed by a crossover to the other treatment arm for an additional 16 weeks. The primary efficacy endpoint of PRESIDIO was the mean change in the Total Improvement Score, or TIS, from beginning to end of treatment with zetomipzomib. Topline results from PRESIDIO showed that most DM and PM patients saw clinically meaningful improvements in TIS, but zetomipzomib did not demonstrate significant differentiation from placebo. The overall safety and tolerability of zetomipzomib was favorable and consistent with previous results.

Patients completing the PRESIDIO Phase 2 clinical trial had the opportunity to enroll into an open-label extension, or OLE, study to continue receiving zetomipzomib treatment for up to a total of 96 weeks. The open-label extension portion of our PRESIDIO Phase 2 clinical trial remains ongoing and a majority of eligible patients either completed the OLE or remain enrolled, including one patient who has received 96 weeks of zetomipzomib administration, the end of treatment under the extension study. We continue to collect safety data from the open-label extension, which we expect to be completed in the first half of 2023.

Safety Profile

Safety and tolerability are monitored across clinical trials of zetomipzomib by study-specific data monitoring committees. To date, injection site reactions, or ISRs, are the most common treatment emergent adverse event. The ISRs occur at the time and site of injection, are described as redness, pain, itchiness or induration. The ISRs are not vasculitic or immunogenic. No clinically significant laboratory abnormalities have been noted; and specifically, we have not observed cytopenias, transaminase abnormalities or renal dysfunction. In addition, no opportunistic infections or serious infections have been observed to date. It was observed that upon initiation of zetomipzomib therapy, some patients experienced a constellation of symptoms that included low grade fever, headache, myalgias, nausea, and/or vomiting. Based on these observations, we introduced a dosing regimen where patients receive an initial dose of 30 mg of zetomipzomib followed by administration of the target dose of 45 mg, 60 mg or 75 mg of zetomipzomib. The introduction of an initial “step up” dose, together with prophylactic and supportive measures such as oral hydration with electrolyte-rich drinks, has substantially mitigated this early concern. Some patients have reported nausea and occasional vomiting on the day of dosing, which has also been mitigated with the use of optional oral hydration and/or oral or sublingual antiemetics. In longer term exposure to zetomipzomib during the PRESIDIO open-label extension trial, seven patients have received zetomipzomib 45mg weekly for more than 12 months, and one patient received zetomipzomib weekly for up to two years. With chronic exposure, no new safety or tolerability events were observed and there remained no signs or symptoms of immunosuppression.

Immune-Mediated Diseases and Selective Inhibition of the Immunoproteasome

We are focusing our development efforts on immune-mediated diseases of high unmet need and intend to identify additional indications to develop zetomipzomib. Immune-mediated diseases are conditions which result from abnormal activity of the body’s immune system. They are characterized by immune dysregulation, and the inappropriate activation of inflammatory cytokines is an underlying manifestation. These abnormal immune responses can lead to activation of inflammatory and cytotoxic T cells, which can cause further inflammation, activation of other inflammatory cells such as macrophages and results in tissue and organ damage.

Autoimmune disease is a subset of immune-mediated diseases whereby an immune response is directed against the body’s own healthy cells and tissues. Approximately 50 million people in the United States suffer from more than 100 diagnosed autoimmune diseases according to the American Autoimmune Related Diseases Association, Inc.

These inflammatory disorders are currently treated one cytokine or cell type at a time or with powerful immunosuppressive agents. Across all immune-mediated diseases, both large and small, there remain significant unmet medical needs and indications with no approved drugs beyond broadly prescribed corticosteroids and similar immunosuppressive agents. These therapies result in increased risks of infection and malignancy and a wide variety of side effects. In many autoimmune diseases, immunosuppressive regimens do not always induce high rates of clinically meaningful responses. Even if these agents are initially effective, over time patients often experience loss of response.

Proteasomes are found in all cells of the body and regulate intracellular protein degradation and are essential for many cellular processes such as cell division, cell differentiation and cytokine production. There are two main forms of the proteasome: the constitutive proteasome and the immunoproteasome. In most tissues of the body, the constitutive proteasome is the predominant form. In cells of the immune system, the immunoproteasome is the predominant form. While both forms of the proteasome mediate protein degradation, the two forms of the proteasome accomplish this utilizing different active sites. These active sites are responsible for cleaving and degrading proteins. zetomipzomib is derived from medicinal chemistry efforts focused on potent and selective inhibition of the immunoproteasome-specific subunits LMP7 and LMP2.

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

KZR-261: A First-In-Class Protein Secretion Inhibitor

KZR-261 is a novel, first-in-class protein secretion inhibitor and the first clinical candidate nominated from our protein secretion platform. KZR-261 acts through direct interaction and inhibition of Sec61translocon activity. The net effect is a single agent that works broadly to reduce oncogenic factors important to proliferation, metastasis and immune evasion in preclinical cancer models. We have presented encouraging preclinical data with KZR-261 that highlight its potential as a new anti-cancer agent for the treatment of both solid and hematologic malignancies. In multiple in vitro and in vivo preclinical models, KZR-261 has shown broad tumor growth inhibition including tumors resistant to traditional chemotherapeutics. The direct anti-tumor effect of KZR-261 is driven by induction of cell death through proteotoxic stress and other factors, as well as the reduced expression of key growth factors and receptors driving tumor survival and proliferation. In addition, KZR-261 modulates the tumor microenvironment by reducing angiogenic factor expression (e.g., VEGF) and reducing immune checkpoint expression. The preclinical data generated with KZR-261 increases our belief that inhibiting the Sec61 translocon could be effective against a variety of solid and hematologic tumor types.

Clinical Development of KZR-261

In October 2021, we initiated an open-label Phase 1 clinical trial of KZR-261 in patients with solid tumor malignancies. The study is being conducted in two parts: dose escalation in any solid tumor, and dose expansion in four tumor-specific solid tumors (colorectal, melanoma, mesothelioma and prostate) and one all-tumor cohort. The study is designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, identify a recommended Phase 2 dose and explore the preliminary anti-tumor activity of KZR-261 in patients with locally advanced or metastatic disease. We expect the dose expansion study to start in the second half of 2023 and results from individual tumor cohorts beginning mid-2024 through the second half of 2025.

As of March 2023, the dose escalation study is enrolling Cohort 6 (27 mg/m2). Previously, Cohort 1 (1.8 mg/m2) through Cohort 4 (12 mg/m2) enrolled 12 patients and completed rapid dose escalation without significant safety concerns. Cohort 5 (18 mg/m2) enrolled six patients, and two patients are in their fifth cycle (with each cycle including 3 doses over 4 weeks). The Cohort 5 dose-level is approximately equivalent to the minimally effective dose as determined in preclinical anti-tumor studies. To date, KZR-261 has shown dose-proportional exposure, no signs of accumulation or altered pharmacokinetics with repeated dosing, and a half-life of greater than 25 hours with measurable levels at day 8, indicating continuous exposure with weekly dosing. To date, there have been no consistent patterns of safety signals. We observed a single dose-limiting toxicity of asymptomatic lipase elevation in Cohort 4, and there has been one SUSAR (suspected unexpected serious adverse reaction), an infusion-related reaction, which abated with the use of prophylaxis at subsequent administrations. We plan to report topline safety and dose escalation data from this trial in the second half of 2023.

Discovery Platform: Inhibition of the Protein Secretion Pathway via the Sec61 Translocon

Our novel platform for drug discovery targets the Sec61 translocon and the protein secretion pathway to develop potential therapies for oncology, immune-oncology and autoimmune indications. Our research has shown that multiple chemical series can be tuned to selectively target the interaction between unique protein signal sequences and Sec61. We have generated chemical series that can inhibit expression of multiple secreted and transmembrane proteins, as well as compounds designed to selectively inhibit a single secreted or transmembrane protein of interest. We believe that protein secretion inhibitors have the potential to replicate the activity of biologic therapies and can be designed for oral bioavailability. For example, in November 2022, we presented promising preclinical data on KZR-540, an orally bioavailable small molecule that selectively blocks PD-1 expression via inhibition of the Sec61 translocon. We expect to nominate a clinical candidate for an oral anti-PD-1 compound in the second half of 2023.

The activity of the Sec61 translocon is a highly conserved process, as virtually all secreted and transmembrane proteins (approximately 6,000 proteins) utilize Sec61 to enter the endoplasmic reticulum and begin the process of transit to the cell surface. Each protein expresses a unique signal sequence or transmembrane domain. By blocking the functional interaction of signal sequences and Sec61, our tool compounds can inhibit the expression of multiple proteins simultaneously or induce selective inhibition of a small number of proteins. Many validated targets utilize the Sec61 translocon, including targets currently served only by biologic therapies, and our program holds the potential for best-in-class small molecule therapeutics against these targets.

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

Our Strategy

Our strategy is to focus on the discovery, development and commercialization of novel small molecule therapeutics to address unmet medical needs. Key elements of our strategy are to:

•
Develop zetomipzomib in multiple autoimmune indications. We believe that zetomipzomib has the potential to treat a wide range of immune-mediated diseases. We are conducting clinical trials in indications of high unmet need. Assuming positive results from these trials, we intend to explore registration-enabling trials in each indication.
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

License Agreement with Onyx

In June 2015, we entered into an exclusive license agreement with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, or the Onyx License Agreement, pursuant to which Onyx granted us an exclusive license under certain patent rights, and a non-exclusive license to certain know-how, in each case controlled by Onyx, to develop, manufacture and commercialize pharmaceutical products containing certain types of compounds, including zetomipzomib, that are selective inhibitors of the immunoproteasome for any and all uses other than those related to the diagnosis and/or treatment in humans of cancerous or pre-cancerous diseases and/or conditions, including those related to hematological diseases and/or conditions that are not inflammatory diseases or disorders. Patent coverage for zetomipzomib extends to at least 2034.

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

Manufacturing

We are continuing to establish manufacturing processes for all of the components used in our product candidates to support ongoing and planned clinical trials. We do not own or operate manufacturing facilities compliant with current good manufacturing practices, or cGMP, and we do not have plans to develop our own cGMP manufacturing operations in the foreseeable future. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture all of our raw materials, intermediaries, active pharmaceutical ingredients, or API, and finished drug product for our clinical trials. We require that our CMOs produce API and finished drug product used in our clinical trials in accordance with cGMP and all other applicable laws and regulations. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of our investigational drug products. We maintain manufacturing agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to zetomipzomib and KZR-261. We do not have long term supply agreements or arrangements for redundant supply in place; however, we believe we can identify and establish additional CMOs to manufacture our product candidates.

We may continue to rely on CMOs to develop and manufacture our products for commercial sale. Development and commercial quantities of any products we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. If zetomipzomib or KZR-261 are approved by any regulatory agency, we intend to enter into agreements with one or more CMOs for their commercial production.

We are currently administering zetomipzomib as a lyophilized product candidate, meaning it is freeze-dried and must be reconstituted with water prior to delivery to a patient. In our clinical trials, zetomipzomib is reconstituted in the hospital pharmacy prior to patient administration. We first introduced at-home self-administration of zetomipzomib for patients in the PRESIDIO OLE study. We intend that if approved and commercialized, zetomipzomib will be self-administered by patients using the sterile vial-adaptor device.

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

We are aware of two companies engaged in drug discovery and development of selective inhibitors of the immunoproteasome. Principia Biopharma, a Sanofi company, is engaged in preclinical research focused on the discovery of orally bioavailable and selective inhibitors of the immunoproteasome. In addition, IpiNovyx Bio, founded in 2021, is engaged in preclinical research focused on small molecule immunoproteasome therapies for the treatment of autoimmune and inflammatory diseases.

Currently, SLE is treated with corticosteroids and immunosuppressive agents such as azathioprine. Current guidance for the treatment of proliferative LN involves induction therapy with either CellCept or Cytoxan® (cyclophosphamide) and corticosteroids. Additionally, there are two drugs recently approved by the FDA for the treatment of LN: Benlysta® (belimumab), an anti-BAFF monoclonal antibody from GlaxoSmithKline is approved for the treatment of moderate to severe SLE and LN; and Lupkynis™ (voclosporin), a calcineurin inhibitor from Aurinia Pharmaceuticals, is approved for the treatment of active LN, in each case in combination with a background immunosuppressive therapy regimen.

Other companies are developing agents to treat both SLE and LN. These agents include antibodies against the interferon alpha receptor, such as Saphnelo® (anifrolumab) from AstraZeneca, against IL-17, such as Cosentyx® (secukinumab), under evaluation by

Novartis, the B-cell depleting agent Gazyva® (obinutuzimab) from Roche, and small molecule agents targeting TYK2, such as Sotyktu™ from Bristol Meyers Squibb.

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

Selective Immunoproteasome Inhibitors

Our patent portfolio relating to selective immunoproteasome inhibitors is outlined below:

KP-00-001—Initial composition of matter patent covering selective immunoproteasome inhibitors, which also covers ONX 0914, our tool compound found in multiple publications. We have issued patents in the United States, Australia, Canada, China, Europe, Japan, Mexico, Singapore and South Korea. The 20-year term of this family is June 2027, absent any patent term extensions available.

KP-00-002—Composition of matter patent covering selective immunoproteasome inhibitors, including selective LMP7 inhibitors and dual LMP7/LMP2 inhibitors. We have issued patents in numerous jurisdictions, including the United States, Europe, Eurasia, Australia, China, Columbia, Indonesia, Jordan, Japan, Lebanon, Mexico, Saudi Arabia, Singapore and Taiwan. This patent covers zetomipzomib and its closely related analogs. The 20-year term of this family is March 2034, absent any patent term extensions available.

KP-00-003—Composition of matter patent covering selective immunoproteasome inhibitors of the LMP2 subunit. We have issued patents in numerous jurisdictions, including the United States, Europe, Eurasia, Australia, China, Mexico and Singapore. The 20-year term of this family is March 2034, absent any patent term extensions available.

KP-00-004—Patent application pending in numerous jurisdictions, directed to process for preparing zetomipzomib. We have issued patents in numerous jurisdictions, including the United States, Australia, Chile, Eurasia, Japan, Mexico, and Taiwan. The 20-year term for this family is June 2037, absent any patent term extensions available.

KP-00-005—Patent application pending in numerous jurisdictions, directed to various salts and polymorphs of zetomipzomib, including the clinical salt form. We have issued patents in numerous jurisdictions, including the United States, Australia, Chile, Eurasia, Japan, Mexico, and Taiwan. The 20-year term for this family is June 2037, absent any patent term extensions available.

KP-00-006—Patent application directed to combination of zetomipzomib and immunomodulator drugs, such as mycophenolate mofetil, for the treatment of lupus, lupus nephritis and other autoimmune diseases. There are no issued patents yet. The 20-year term of this family is expected to be August 2038, absent any patent term extensions available.

KP-00-008—Patent application directed to formulations of zetomipzomib is pending, with no issued patents yet. The 20-year term of this family is expected to be October 2039, absent any patent term extensions available.

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

KP-01-002—Composition of matter patent application pending directed to protein secretion modulators and covering our current clinical candidate KZR-261 as a tumor therapeutic, with a patent issued in the United States, and pending in numerous jurisdictions. The 20-year term of this family is expected to be March 2039, absent any patent term extensions available.

KP-01-003—Composition of matter patent directed to a protein secretion modulator chemical scaffold developed jointly by Kezar in collaboration with the Taunton Lab at UCSF. There is an issued patent in the United States. The 20-year term of this family is March 2039, absent any patent term extensions available.

KP-01-004—Composition of matter patent application directed to a protein secretion modulator chemical scaffold developed by Kezar. There are no issued patents yet, but the 20-year term of this family is expected to be February 2040, absent any patent term extensions available.

KP-01-007—Composition of matter patent application directed to a protein secretion modulator chemical scaffold developed by Kezar. There are no issued patents yet, but the 20-year term of this family is expected to be August 2041, absent any patent term extensions available.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements on certain types of individuals and entities, including covered entities, business associates and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, covered subcontractors and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Privacy and Data Security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, and other obligations related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR, and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area, or EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; complying with specific requirements to process health-rated data; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors – Risks Related to Our Business Operations, Employee Matters and Managing Growth” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Coverage and Reimbursement

The future commercial success of our product candidates or any of our collaborators’ ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government, through the Medicare or Medicaid programs, provides reimbursement for such treatments. In the United States, the European Union, or EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

The PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, the PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the PPACA extends manufacturers’ Medicaid rebate liability, expanded eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

As a result of the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program, Medicare payments are increasingly tied to quality of care and value measures, and reporting of related data by providers such as physicians and hospitals. So called “value-based reimbursement” measures may present challenges as well as potential opportunities for biopharmaceutical manufacturers. Medicare incentives for providers meeting certain quality measures may ultimately prove beneficial for manufacturers that are able to establish that their products may help providers to meet such measures. However, manufacturers’ ability to market their drug products based on quality or value is highly regulated and not always permissible. In addition, potentially decreased Medicare reimbursement to those providers that fail to adequately comply with quality reporting requirements could translate to decreased resources available to purchase products and may negatively impact marketing or utilization of our product candidates if they are approved for marketing. We cannot predict the full impact the longer-term shift towards value-based reimbursement will have on any of our product candidates in either the Medicare program, or in any other third-party payor programs that may similarly tie payment to provider quality.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 84 full-time employees, 66 of whom were primarily engaged in research and development activities and 24 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $68.2 million, $54.6 million and $41.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $248.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
continue the ongoing and planned development of zetomipzomib, KZR-261 and future product candidates from our protein secretion program;
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

In addition, because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase, and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected or if there are any delays in the initiation, enrollment or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes necessary to obtain marketing approval, we anticipate incurring significant costs associated with launching and commercializing zetomipzomib, KZR-261 and any future product candidates.

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

We are a clinical-stage company and our operations to date have been largely focused on raising capital and conducting preclinical and clinical development of zetomipzomib and KZR-261, as well as research and discovery activities of future product candidates under our protein secretion program. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $276.6 million. We also have access to $40.0 million of borrowing capacity across two potential tranches pursuant to a loan and security agreement, or Loan Agreement, with Oxford Finance LLC, or Oxford Finance. We believe that our cash, cash equivalents and marketable securities as of December 31, 2022, and our available borrowing capacity will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and impacts, including as a result of future bank failures or geopolitical tensions such as the Russia-Ukraine war, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of December 31, 2022, approximately $68.3 million remains available under the at-the-market program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In November 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. As of December 31, 2022, a total of $40.0 million in borrowing capacity remained available to us across two potential tranches. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We are required and expect to make significant payments in connection with our license agreement with Onyx Therapeutics, Inc., or Onyx, for zetomipzomib.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to federal law with respect to the limitations on the use of NOLs.

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

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

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

In addition, the FDA and comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In addition, we could also experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

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

In 2023, we are initiating PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. As an organization, we have not previously conducted a clinical trial to the scale of the PALIZADE trial. We have engaged and intend to use a single contract research organization, or CRO, to manage the PALIZADE trial, and although we will oversee their performance and maintain certain regulatory responsibilities, the ultimate success of initiating, enrolling and completing this trial, and ensuring regulatory and quality compliance across several countries, will depend significantly on the CRO's performance, in addition to several other third-party service providers and clinical trial vendors in the United States and worldwide.

We plan to conduct the PALIZADE trial in several countries where we have not previously engaged with local regulatory authorities nor performed clinical trials. The process and timelines required to obtain approval from foreign regulatory authorities is unpredictable and may depend upon numerous factors and their substantial discretion. The inability to obtain and maintain regulatory approval for the conduct of the PALIZADE trial outside the United States may impact the timelines and completion of the PALIZADE trial.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing zetomipzomib to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis and autoimmune hepatitis. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, our ability to provide zetomipzomib for at-home administration, and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health crises, or geopolitical tensions, such as the Russia-Ukraine war, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

•
clinical trials of our product candidates may produce negative or inconclusive results, such as the topline data from our PRESIDIO Phase 2 clinical trial of zetomipzomib in patients with dermatomyositis and polymyositis, in which zetomipzomib did not demonstrate significant differentiation from placebo;
•
failure to perform our clinical trials in accordance with current Good Clinical Practice, or cGCP, or regulations required by the FDA or foreign regulatory authorities;
•
changes in regulatory requirements and guidance or other unforeseen regulatory developments that require amending or submitting new clinical protocols;
•
we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•
business interruptions resulting from geo-political actions, war, terrorism, natural disasters or public health crises.

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

We plan to manufacture zetomipzomib and placebo in larger quantities in connection with our PALIZADE trial and future development strategies. In the fourth quarter 2022, we conducted a scale up GMP manufacturing run of zetomipzomib that did not meet the quality standards for use in our clinical trials. We believe our existing supply of zetomipzomib will allow us to initiate the

PALIZADE trial and PORTOLA trial, and we are planning to continue manufacturing activities to increase our clinical supply of zetomipzomib. However, if future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines or limit our development strategy.

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

We are developing zetomipzomib as a lyophilized product candidate, meaning that it will be freeze-dried and must be reconstituted with water prior to patient administration. While lyophilized products are common in the drug industry, this method for administering zetomipzomib could adversely affect market acceptance and make it more difficult to conduct clinical trials of zetomipzomib. In our current trials, zetomipzomib is reconstituted in the hospital pharmacy prior to patient administration. Beginning with our PRESIDIO OLE study, we provided patients with the ability to reconstitute zetomipzomib at home prior to injection.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022,

President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS, that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices and directed HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether these this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We do not own or operate facilities for drug manufacturing, testing, storage or distribution. We are dependent on third parties to manufacture the clinical supplies of our product candidates. Any significant delay in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials. In particular, our CMOs may experience business interruptions as a result of shelter-in-place orders or other impacts due to the COVID-19 pandemic, which would potentially impact our product supply chains and clinical trials. We are completely dependent on our CMOs for compliance with cGMP for manufacture of both active drug substances and finished drug products. If our CMOs cannot successfully manufacture active drug substances and finished drug product that conform to our specifications and the strict regulatory requirements of the FDA and comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. Our ability to audit the facilities of our CMOs and other vendors will be interrupted by COVID-19 pandemic-related travel restrictions. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our timelines and ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We do not currently have the ability to independently conduct clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we have engaged and intend to use a single CRO to manage the PALIZADE trial, and although we will oversee their performance and maintain certain regulatory responsibilities, the ultimate success of initiating, enrolling and completing this trial, and ensuring regulatory and quality compliance across several countries, will depend significantly on the CRO’s performance.

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

Recruiting and retaining senior executives, qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. Replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations relating to data privacy and security.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s GDPR, or UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area, or EEA and the United Kingdom, or UK. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations. In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

Significant disruptions of our, or our contractors’ or vendors’, information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

In the ordinary course of our business, we and the third parties upon which we rely may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third parties. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2022, the closing price of our common stock on The Nasdaq Global Select Market has ranged from $4.58 per share to $18.33 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

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
•
negative or inconclusive results from our clinical trials, such as the May 2022 topline data from the PRESIDIO Phase 2 clinical trial;
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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions, such as the Russia-Ukraine war; and
•
investors’ general perception of us and our business.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of recent bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Based upon our shares of our common stock outstanding as of December 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 55% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

We are an “emerging growth company,” or EGC, as defined in the JOBS Act, and we expect to cease to be an EGC on December 31, 2023. As an EGC, we have been and will until December 31, 2023 be permitted to rely on exemptions from certain reporting requirements that are applicable to other public companies that are not EGC, including:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, even after we are no longer an EGC, and while we remain a smaller reporting company that is not an accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in South San Francisco, California and consists of approximately 49,000 square feet of leased office and laboratory space, all of which is located in a single building, under a lease that expires in July 2026. We believe that our facilities are adequate to meet our current needs.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Global Select Market under the symbol “KZR” following our IPO on June 21, 2018. Prior to our IPO, there was no public market for our common stock.

Holders

As of February 28, 2023, there were approximately 13 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company, discovering and developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing two drug development programs that harness different regulators of cellular function: the first targets the immunoproteasome which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function, and the second targets the Sec61 translocon, which is located on the endoplasmic reticulum and represents the beginning of the protein secretion pathway. Targeting these fundamental regulators of cellular function offers an attractive approach to treating many diseases.

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. In November 2022, we reported positive results from the completed Phase 2a portion of the MISSION trial of zetomipzomib in patients with lupus nephritis, or LN. In the first half of 2023, we will be initiating PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. PORTOLA is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH, a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE, a chronic inflammatory disease.

Based on clinical data generated to date with zetomipzomib, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received zetomipzomib in the MISSION trial. The safety and tolerability profiles of zetomipzomib has been favorable and consistent with the needs for a long-term therapy. We intend to identify additional immune-mediated disease indications where a proof of principle exists to further develop zetomipzomib.

Our oncology product candidate, KZR-261, is being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study is being conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. KZR-261 is the first clinical candidate from our novel research platform targeting the Sec61 translocon and the protein secretion pathway for the discovery and development of small molecule therapeutics for oncology and autoimmune indications. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival.

We believe this discovery platform has the potential to yield additional small molecule product candidates with the ability to inhibit multiple pathways as a single agent, as well as compounds designed to selectively inhibit a single secreted or transmembrane protein of interest. For example, in November 2022, we presented promising preclinical data on KZR-540, an orally bioavailable small molecule that selectively blocks PD-1 expression via inhibition of the Sec61 translocon. If successfully developed and approved, small molecules generated from our protein secretion program could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, from public offerings of common stock and pre-funded warrants to purchase common stock as described below, and debt. We acquired exclusive worldwide rights to zetomipzomib and an accompanying library of similar molecules pursuant to a license agreement, or the Onyx License Agreement, with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc. in June 2015. Patent coverage for zetomipzomib extends to at least 2034.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $68.2 million, $54.6 million and $41.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $248.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of clinical studies, contract manufacturing activities and preclinical studies. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal personnel and external service providers as to the progress or stage of completion of trials or services for the services when we have not yet been invoiced or notified of the actual progress and cost. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.

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

The following table summarizes our research and development expenses for the years ended:

	Year Ended December 31,
	2022	2021	2020
(dollars in millions)	(unaudited)
Research and development expenses by program:
Zetomipzomib	$29.6	$24.6	$18.9
KZR-261	11.5	7.8	6.7
Other protein secretion discovery programs	9.9	6.5	5.4
Total research and development expenses	$51.0	$38.9	$31.0

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

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results

of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022.

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(dollars in millions)	2022	2021	Increase (decrease)
Operating expenses:
Research and development	$51.0	$38.9	$12.1
General and administrative	20.1	15.7	4.4
Total operating expenses	71.1	54.6	16.5
Loss from operations	(71.1)	(54.6)	(16.5)
Interest income	4.1	0.2	3.9
Interest expense	(1.2)	(0.2)	(1.0)
Net loss	$(68.2)	$(54.6)	$(13.6)

Research and Development Expenses

Research and development expenses increased by $12.1 million in 2022 compared to 2021. The increase was primarily due to an increase of $5.9 million in personnel-related expenses and an increase of $3.7 million in stock-based compensation, each due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $1.3 million in consulting expenses, an increase of $1.3 million in facility-related expenses due to the expansion of headquarters and higher allocation from the increase in headcount, an increase of $1.1 million in research expenses related to the protein secretion program, and an increase of $0.9 million in clinical trial related costs for KZR-261, offset by a decrease of $1.7 million in drug manufacturing expenses and a decrease of $0.5 million in clinical trial related costs for zetomipzomib due to the close-out of MISSION and PRESIDIO clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million in 2022 compared to 2021. The increase was primarily due to an increase of $2.8 million in stock-based compensation and an increase of $1.4 million in personnel-related expenses, each due to an increase in headcount and salaries, and an increase of $0.2 million in consulting and professional service fees.

Interest Income

Interest income increased by $3.9 million in 2022 compared to 2021. The increase was primarily attributable to higher cash equivalent and marketable securities balances and increased interest rates.

Interest Expense

Interest expense increased by $1.0 million in 2022 compared to 2021. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Oxford Loan Agreement entered into in November 2021.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had $40.5 million in cash and cash equivalents and $236.1 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of December 31, 2022, our cash equivalents and marketable securities had an average maturity of approximately six months and the longest maturity was 15 months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $68.2 million for the year ended December 31, 2022, and we had an accumulated deficit of $248.9 million as of December 31, 2022.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date the financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement (the “December 2021 ATM Agreement”) with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3. We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the December 2021 ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of December 31, 2022, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of December 31, 2022, approximately $68.3 million remains available under the ATM Agreement.

Debt Facility

In November 2021, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford Finance, which provided for up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. Subsequent tranches of up to $20.0 million each would become available upon achieving milestones related to our MISSION Phase 2 clinical trial, PRESIDIO Phase 2 clinical trial and our KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. As of December 31, 2022, a total of $40.0 million in borrowing capacity remained available to us across two potential tranches.

The Loan Agreement bears interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement. Upon the occurrence of a LIBOR transition event, Oxford Finance may amend the Loan Agreement to replace the LIBOR rate with a LIBOR Replacement Rate.

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

Our expected material cash requirements comprise of contractually obligated expenditures. Our material cash requirements through fiscal year 2027 are expected total in the aggregate of approximately $27.1 million, which includes debt payments, including principal, future interest payments and the final payment fee due on maturity, and amounts due under our operating leases. For additional information relating to our leases or debt, see notes 6 and 7 to our audited consolidated financial statements founded elsewhere in this Annual Report. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. See the section titled “Business—License Agreement with Onyx” for additional information.

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

Cash Flows

Discussion of our cash flow activities for the year ended December 31, 2020 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022.

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
(dollars in millions)
Net cash used in operating activities	$(58.8)	$(42.4)
Net cash used in investing activities	(91.4)	(28.4)
Net cash provided by financing activities	127.9	112.6
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net (decrease) increase in cash and cash equivalents	$(22.4)	$41.7

Cash Flows from Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $58.8 million, which consisted of a net loss of $68.2 million and a net change of $4.5 million in our net operating assets and liabilities, and adjusted by non-cash charges of $13.8 million. The non-cash charges consisted of $14.0 million for stock-based compensation expense, $1.4 million of amortization of premium and discounts on marketable securities, $1.0 million for depreciation, and $0.2 million of non-cash interest expense. The change in our net operating assets and liabilities was primarily due to an increase of $5.8 million in prepaid expenses and other current assets driven by the start-up clinical activities related to PALIZADE and PORTOLA clinical trials, an increase of $0.4 million of other assets due to increased deposit from the lease modification for our headquarters, and a decrease of $0.1 million in operating lease asset and liabilities, offset by an increase of $1.8 million in accounts payable and accrued expenses due to timing of payments and increased clinical and manufacturing expenditures.

During the year ended December 31, 2021, cash used in operating activities was $42.4 million, which consisted of a net loss of $54.6 million and a net change of $1.2 million in our net operating assets and liabilities, and adjusted by non-cash charges of $11.0 million. The non-cash charges consisted of $7.6 million for stock-based compensation expense, $1.8 million of amortization of premium and discounts on marketable securities, $1.5 million for depreciation and amortization, and $0.1 million of non-cash interest expense. The change in our net operating assets and liabilities was primarily due to a decrease of $1.1 million in prepaid expenses and other current assets and an increase of $1.2 million in accounts payable and accrued expenses due to timing of payments and increased clinical and manufacturing expenditures, offset by a decrease of $1.0 million in operating lease liabilities.

Cash Flows from Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $91.4 million primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment was $1.6 million during the year ended December 31, 2022.

During the year ended December 31, 2021, net cash used in investing activities was $28.4 million primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment was $0.3 million during the year ended December 31, 2021.

Cash Flows from Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $127.9 million, consisting of $126.5 million of net proceeds received from the at-the-market offering program described above and $1.3 million from the issuance of common stock pursuant to our employee equity plans.

During the year ended December 31, 2021, cash provided by financing activities was $112.6 million, consisting of $101.0 million of net proceeds received from the at-the-market offering program described above, $9.5 million of net proceeds received under the Loan Agreement with Oxford Finance, and $2.1 million from the issuance of common stock pursuant to our employee equity plans.

JOBS Act Accounting Election

We are, and will continue to be, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until December 31, 2023. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As an “emerging growth company,” we rely on certain exemptions and are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $276.6 million as of December 31, 2022, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2022, our cash equivalents and marketable securities had an average maturity of approximately six months and the longest maturity was 15 months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash balance was located in Australia as of December 31, 2022. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2023 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2023 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.kezarlifesciences.com.The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in Proposal 2 under the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2023 Proxy Statement.

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

10.4+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (File No. 001-3854), filed with the Commission on March 17, 2022).

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

10.9+	2022 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-3854), filed with the Commission on August 11, 2022).
10.10+

Forms of Stock Option Grant Notice and Option Agreement under the 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-3854), filed with the Commission on August 11, 2022).

10.11+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K (File No. 001-3854), filed with the Commission on March 17, 2022).

10.12+

Amended and Restated Executive Employment Agreement between the Company and John Fowler, dated June 7, 2018 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.13+

Amended and Restated Executive Employment Agreement between the Company and Christopher J. Kirk, dated June 7, 2018 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.14+

Amended and Restated Executive Employment Agreement between the Company and Marc L. Belsky, dated January 14, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 12, 2020).

10.15+

Executive Employment Agreement between the Company and Noreen Henig, M.D., dated April 25, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on May 7, 2020).

10.16+

Executive Employment Agreement between the Company and Nick Mordwinkin, Ph.D., dated July 11, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-3854), filed with the Commission on November 10, 2022).

10.17†

Exclusive License Agreement by and between the Company and Onyx Therapeutics, Inc., dated June 11, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.18

Lease between the Company and AP3-SF1 4000 Shoreline, LLC, dated August 16, 2017 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).

10.19

Confirmation of Lease Terms between the Company and AP3-SF1 4000 Shoreline, LLC, effective as of March 1, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 26, 2019).

10.20	First Amendment to Lease, dated November 1, 2022, by and between the Company and GNS South Tower, LP.
10.21

Loan and Security Agreement, dated as of November 4, 2021, by and between the Company and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-3854), filed with the Commission on March 17, 2022).

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

Kezar Life Sciences, Inc. (Registrant)

March 14, 2023	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

March 14, 2023	By:	/s/ Marc Belsky
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

Name	Title	Date

/s/ John Fowler	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023
John Fowler

/s/ Marc Belsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2023
Marc Belsky

/s/ Graham Cooper	Chairman of the Board of Directors	March 14, 2023
Graham Cooper

/s/ Franklin Berger	Director	March 14, 2023
Franklin Berger

/s/ Elizabeth Garner, M.D.	Director	March 14, 2023
Elizabeth Garner, M.D.

/s/ Michael Kauffman, M.D., Ph.D.	Director	March 14, 2023
Michael Kauffman, M.D., Ph.D.

/s/ Christopher Kirk, Ph.D.	President, Chief Scientific Officer and Director	March 14, 2023
Christopher Kirk, Ph.D.

/s/ Micki Klearman, M.D.	Director	March 14, 2023
Micki Klearman, M.D.

/s/ Courtney Wallace	Director	March 14, 2023
Courtney Wallace

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kezar Life Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kezar Life Sciences, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California

March 14, 2023

KEZAR LIFE SCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$40,456	$62,882
Marketable securities	236,105	145,473
Prepaid expenses	8,241	2,570
Other current assets	920	729
Total current assets	285,722	211,654
Property and equipment, net	3,431	3,283
Operating lease right-of-use asset	9,741	2,714
Other assets	674	282
Total assets	$299,568	$217,933
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,479	$2,028
Accrued liabilities	5,953	4,985
Operating lease liabilities, current	2,565	1,199
Total current liabilities	10,997	8,212
Operating lease liabilities, noncurrent	8,865	3,223
Debt, noncurrent	9,834	9,622
Total liabilities	29,696	21,057
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of December 31, 2022 and 2021; 68,493,429 and 56,259,747 shares issued and outstanding as of December 31, 2022 and 2021, respectively	68	56
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	519,620	377,765
Accumulated other comprehensive loss	(923)	(291)
Accumulated deficit	(248,893)	(180,654)
Total stockholders' equity	269,872	196,876
Total liabilities and stockholders' equity	$299,568	$217,933

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Operations

(In thousands except share and per share data)

	Year Ended
	December 31,
	2022	2021	2020
Operating expenses:
Research and development	$51,009	$38,935	$30,981
General and administrative	20,153	15,724	11,969
Total operating expenses	71,162	54,659	42,950
Loss from operations	(71,162)	(54,659)	(42,950)
Interest income	4,108	188	1,208
Interest expense	(1,185)	(159)	—
Net loss	$(68,239)	$(54,630)	$(41,742)
Net loss per common share, basic and diluted	$(1.01)	$(1.04)	$(0.95)
Weighted-average shares used to compute net loss per common share, basic and diluted	67,368,935	52,759,335	44,004,190

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net loss	$(68,239)	$(54,630)	$(41,742)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(49)	(50)	82
Net unrealized loss on marketable securities	(583)	(104)	(23)
Total other comprehensive (loss) income, net of tax	(632)	(154)	59
Comprehensive loss	$(68,871)	$(54,784)	$(41,683)

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2019	19,208,077	$19	$162,505	$(196)	$(84,282)	$78,046
Issuance of common stock and pre-funded warrants through underwritten offerings, net of offering costs of $6,748	26,984,001	27	$99,134	—	—	99,161
Issuance of common stock under employee stock incentive plans	167,665	—	470	—	—	470
Vesting related to shares of common stock issued pursuant to early exercises	—	—	41	—	—	41
Stock-based compensation expense	—	—	4,943	—	—	4,943
Other comprehensive income	—	—	—	59	—	59
Net loss	—	—	—	—	(41,742)	(41,742)
Balance at December 31, 2020	46,359,743	46	267,093	(137)	(126,024)	140,978
Issuance of common stock under the ATM Agreements, net of offering costs of $3,123	9,352,359	9	100,986	—	—	100,995
Issuance of common stock under employee stock incentive plans	547,645	1	2,069	—	—	2,070
Vesting related to shares of common stock issued pursuant to early exercises	—	—	21	—	—	21
Stock-based compensation expense	—	—	7,596	—	—	7,596
Other comprehensive loss	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	(54,630)	(54,630)

Balance at December 31, 2021	56,259,747	56	377,765	(291)	(180,654)	196,876
Issuance of common stock under the ATM Agreements, net of offering costs of $3,913	11,911,699	12	126,530	—	—	126,542
Issuance of common stock under employee stock incentive plans	321,983	—	1,319	—	—	1,319
Stock-based compensation expense	—	—	14,006	—	—	14,006
Other comprehensive loss	—	—	—	(632)	—	(632)
Net loss	—	—	—	—	(68,239)	(68,239)
Balance at December 31, 2022	68,493,429	$68	$519,620	$(923)	$(248,893)	$269,872

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(68,239)	$(54,630)	$(41,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023	1,510	1,544
Stock-based compensation	14,006	7,596	4,943
Amortization of premiums and discounts on marketable securities	(1,401)	1,770	317
Amortization of debt discount and issuance costs and other non-cash interest	212	91	—
Loss on disposal of property and equipment	12	—	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,787)	1,051	(1,424)
Other assets	(392)	—	—
Accounts payable and accrued liabilities	1,814	1,217	313
Operating lease asset and liabilities	(94)	(1,042)	(900)
Net cash used in operating activities	(58,846)	(42,437)	(36,949)
Cash flows from investing activities:
Purchases of property and equipment	(1,578)	(316)	(194)
Purchases of marketable securities	(332,203)	(156,378)	(225,728)
Maturities of marketable securities	242,389	128,250	169,424
Net cash used in investing activities	(91,392)	(28,444)	(56,498)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market offerings, net of issuance costs	126,542	100,970	—
Proceeds from long-term debt, net of debt discount and issuance costs of $469	—	9,531	—
Proceeds from sale of common stock and pre-funded warrants in public offerings, net of offering costs	—	—	99,186
Proceeds from issuance of common stock under employee stock incentive plans	1,319	2,084	456
Net cash provided by financing activities	127,861	112,585	99,642
Effect of exchange rate changes on cash and cash equivalents	(49)	(50)	82
Net (decrease) increase in cash and cash equivalents	(22,426)	41,654	6,277
Cash and cash equivalents at the beginning of period	62,882	21,228	14,951
Cash and cash equivalents at the end of period	$40,456	$62,882	$21,228
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$—	$21	$41
Purchase of property and equipment in accounts payable	$47	$442	$—
Unpaid offering costs in accrued liabilities	$—	$—	$25
Supplemental disclosures
Cash paid for interest	$973	$69	$—

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s lead product candidates, zetomipzomib and KZR-261. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $248.9 million as of December 31, 2022. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In 2022, the Company sold an aggregate of 11,911,699 shares of its common stock at a weighted average purchase price of $10.95 per share pursuant to the Company's at-the-market offering program for net proceeds of approximately $126.5 million after deducting $3.9 million in commissions paid.

In 2021, the Company sold an aggregate of 9,352,359 shares of its common stock at a weighted average purchase price of $11.13 per share pursuant to the Company's at-the-market offering program for net proceeds of approximately $101.0 million after deducting $3.1 million in commissions paid.

In November 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford Finance”), which provided the Company up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement.

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

Marketable Securities

All marketable securities have been classified as “available-for-sale” and are carried at estimated fair value, based upon quoted market prices or pricing models for similar securities. The Company considers its available-for-sale portfolio as available for use in current operations. Accordingly, those marketable securities with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2022, the majority of the Company’s cash, cash equivalents and marketable securities were held by financial institutions in the United States, while approximately $0.7 million was held by a financial institution in Australia. Such deposits in the United States were in excess of insured limits.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment. The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. Through December 31, 2022, there have been no such impairment losses.

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

Leases

The Company determines if an arrangement contains a lease at inception of the contract and determines the classification of its leases at lease commencement. At lease commencement, the Company records a lease liability based on the present value of future lease payments over the expected lease term. The lease term used may include options to extend the lease when it is reasonably certain that the Company will exercise the option. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company records a corresponding right-of-use (“ROU”) lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

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

ROU lease asset and operating lease liabilities are remeasured upon reassessment events and modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate at the time of remeasurement, as applicable.

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

The Company records accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of clinical studies, contract manufacturing activities and preclinical studies. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal personnel and external service providers as to the progress or stage of completion of trials or services for the services when we have not yet been invoiced or notified of the actual progress and cost. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed. As actual costs become known, we adjust our accrued estimates. Although the Company do not expect its estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from its estimates and could result in us reporting amounts that are too high or too low in any particular period.

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

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance that are of significance or potential significance to the Company.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash, cash equivalents, other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of December 31, 2022 or 2021.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$38,745	$38,745	$—	$—
Marketable securities:
U.S. Treasury securities	40,141	40,141	—	—
Commercial paper	117,478	—	117,478	—
Corporate debt securities	1,978	—	1,978	—
U.S. Government agency bonds	76,508	—	76,508	—
Total	$274,850	$78,886	$195,964	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$60,375	$60,375	$—	$—
Marketable securities:
U.S. Treasury securities	82,106	82,106	—	—
Commercial paper	46,687	—	46,687	—
Corporate debt securities	15,481	—	15,481	—
U.S. agency bonds	1,199	—	1,199	—
Total	$205,848	$142,481	$63,367	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$38,745	$—	$—	$38,745
Marketable securities:
U.S. Treasury securities	40,340	—	(199)	40,141
Commercial paper	117,855	2	(379)	117,478
Corporate debt securities	1,978	—	—	1,978
U.S. Government agency bonds	76,610	56	(158)	76,508
Total	$275,528	$58	$(736)	$274,850
Cash				1,711
Total cash, cash equivalent and marketable securities				$276,561

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$60,375	$—	$—	$60,375
Marketable securities:
U.S. Treasury securities	82,204	—	(98)	82,106
Commercial paper	46,678	13	(4)	46,687
Corporate debt securities	15,486	—	(5)	15,481
U.S. agency bonds	1,200	—	(1)	1,199
Total available-for-sale securities	$205,943	$13	$(108)	$205,848
Cash				2,507
Total cash, cash equivalent and marketable securities				$208,355

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2022 and 2021.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$33,782	$(196)	$6,359	$(3)
Commercial paper	112,706	(379)	—	—
Corporate debt securities	1,978	—	—	—
U.S. agency bonds	33,942	(147)	5,490	(11)
Total	$182,408	$(722)	$11,849	$(14)

	December 31, 2021
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$82,106	$(98)	$—	$—
Commercial paper	13,734	(4)	—	—
Corporate debt securities	15,481	(5)	—	—
U.S. agency bonds	1,199	(1)	—	—
Total	$112,520	$(108)	$—	$—

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.

As of December 31, 2022, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities maturing in:
One year or less	$263,664	$263,001
One to two years	11,864	11,849
Total available-for-sale securities	$275,528	$274,850

The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired at December 31, 2022. There were no sales of available-for-sale securities in any of the periods presented.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$3,366	$3,268
Furniture, laboratory and office equipment	4,423	3,423
Computer equipment	244	244
Total property and equipment	8,033	6,935
Less: accumulated depreciation and amortization	(4,602)	(3,652)
Property and equipment, net	$3,431	$3,283

Depreciation expense was $1.0 million, $0.9 million, and $0.9 million for the year ended December 31, 2022, 2021, and 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Accrued preclinical and research costs	$1,368	$1,043
Accrued clinical costs	1,007	1,642
Accrued employee-related costs	3,260	1,970
Accrued professional services	53	231
Other	265	99
Total accrued liabilities	$5,953	$4,985

6. Lease

In November 2022, the Company entered into an amendment to the lease agreement for its corporate headquarters in South San Francisco, California, which expands the leased premises to include Suite 400 in the same building as its corporate headquarters and extending the lease term of the original premises to be coterminous with the expansion premises to July 31, 2026. The transaction was treated as a lease modification as of the effective date and resulted in the recognition of approximately $8.0 million in new lease liabilities and right-of-use assets.

The contractually specified minimum rent and annual rent increases for the operating lease are included in the measurement of the ROU asset and related lease liabilities. Under the lease arrangement, the Company may be required to pay directly, or reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. Such amounts are variable and therefore not included in the measurement of the ROU asset and related lease liability but are instead recognized as variable lease expense in the Company’s Consolidated Statements of Operations when they are incurred. The operating lease agreement has one option to extend the lease term for a period of five years at the fair market rate at the time of the extension. The option to extend the lease was not recognized as part of the Company’s lease liability and ROU asset as the Company determined the renewal rent costs are uncertain and the option is not reasonably certain to be exercised.

As of December 31, 2022, the weighted average remaining lease term was 3.58 years and the weighted average discount rate used to determine the operating lease liability was 11.67%.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020

Cash paid for operating lease liabilities	$1,032	$1,042	$900
Operating lease costs	1,493	1,099	1,099
Variable lease costs	807	765	542

Maturities of lease liabilities as of December 31, 2022 were as follows:
Less than 12 months	$3,767
13 - 24 months	3,890
25 - 36 months	4,025
37 - 48 months	2,418
Total undiscounted lease payments	14,100
Less: imputed interest	(2,670)
Total lease liabilities	$11,430

Operating lease liabilities, current	2,565
Operating lease liabilities, noncurrent	8,865
Total operating lease liabilities	$11,430

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.5 million, $1.1 million and $1.1 million of rent expense, respectively. Variable lease costs were $0.8 million, $0.8 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7. Debt

In November 2021, the Company entered into a Loan Agreement with Oxford Finance, which provides the Company up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. Subsequent tranches of $20.0 million each would become available upon achieving milestones related to the Company’s MISSION Phase 2 clinical trial and KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. As of December 31, 2022, a total of $40.0 million in borrowing capacity remained available to us under the Loan Agreement across two potential tranches. The loan facility is secured by all assets except intellectual property, which has a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

The term loans bear interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. Upon the occurrence of a LIBOR transition event, Oxford Finance may amend the Loan Agreement to replace the LIBOR rate with a LIBOR Replacement Rate.

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

The Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of December 31, 2022, the Company is in compliance with all covenants in Agreement.

Interest expense was $1.2 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively. The effective interest rate on the term loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	December 31, 2022	December 31, 2021
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(342)	(431)
Cumulative accretion of final fee	176	53
Long-term debt, net	$9,834	$9,622

As of December 31, 2022, the estimated future principal payments due were as follows:

Years Ending December 31,
2023	$—
2024	—
2025	5,217
2026	4,783
Total	$10,000

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

Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of the Company’s common stock (together with its affiliates) or the combined voting power of the Company’s securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to the Company by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2022, no shares underlying the pre-funded warrants have been exercised.

The following table represents a summary of the pre-funded warrants outstanding as of December 31, 2022.

Issue Date	Classification	Exercise price	Expiration Date	Number of shares underlying
February 4, 2020	Equity	$0.001	February 4, 2040	2,884,615
June 11, 2020	Equity	$0.001	June 11, 2040	909,091
Total Outstanding				3,793,706

On January 6, 2023, investors exercised 2,236,553 pre-funded warrants at an exercise price of $0.001 per share.

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

As of December 31, 2022, options to purchase 624,000 shares of common stock were outstanding and 2,376,000 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of December 31, 2022, options to purchase 7,532,708 shares of common stock were outstanding and 782,397 shares were available for future issuance under the 2018 Plan.

Initially, subject to adjustment as provided in the 2018 Plan, the aggregate number of shares of the Company’s common stock authorized for issuance pursuant to stock awards under the 2018 Plan was 4,000,000 shares, which is the sum of (i) 1,600,692 shares plus (ii) the number of shares reserved and available for issuance under the 2015 Plan at the time the 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under the 2015 Plan that expire, terminate, are forfeited or otherwise not issued, or are withheld to satisfy a tax withholding obligation in connection with an award or to satisfy a purchase or exercise price of an award (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. On January 1, 2022, 2,812,987 shares were added to the 2018 Plan reserve and are available for issuance.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of December 31, 2022, options to purchase 1,528,102 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was

200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of December 31, 2022, 378,237 shares of common stock had been issued under the ESPP and 954,987 shares remained available for future issuance under the ESPP. On January 1, 2022, 375,000 shares were added to the ESPP reserve and are available for issuance.

The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on November 16, 2022.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,945,184	$5.95	7.9	$77,363
Options granted	3,036,235	$12.80
Options exercised	(189,978)	$3.44		$1,504
Options cancelled/forfeited	(106,631)	$8.02
Outstanding at December 31, 2022	9,684,810	$8.12	7.6	$15,407
Vested and exercisable at December 31, 2022	5,063,304	$6.85	6.7	$11,532

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $9.81 and $4.20 per share, respectively. The aggregate intrinsic value of exercised stock options during the years ended December 31, 2022 and 2021 was $1.5 million and $2.1 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units

During the 12 months ended December 31, 2022, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expense over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2021	—
RSUs granted	439,615	$9.81
RSUs vested	—	$—
RSUs forfeited	(4,825)	$10.60
Outstanding as of December 31, 2022	434,790	$9.80

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$6,612	$2,955	$2,102
General and administrative	7,394	4,641	2,841
Total stock-based compensation expense	$14,006	$7,596	$4,943

As of December 31, 2022, the unrecognized stock-based compensation cost was $33.1 million with an estimated weighted average amortization period of 2.5 years.

The fair value of the employee stock options granted and the ESPP rights to purchase common stock of the Company is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.0	0.5	0.5	0.5
Expected volatility	84.3 - 88.5%	85.4 - 88.1%	83.8 - 91.9%	85.6 - 114.9%	64.0 - 77.2%	101.7 - 114.3%
Risk-free interest rate	1.6 - 4.1%	0.5 - 1.3%	0.4 - 1.6%	1.5 - 4.5%	0.0 - 0.1%	0.1 - 0.2%
Expected dividend yield	—	—	—	—	—	—

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

11. License Agreement

In June 2015, the Company entered into an exclusive license agreement with Onyx Therapeutics, Inc. (“Onyx”), a wholly owned subsidiary of Amgen, Inc., for a worldwide, exclusive license under certain patents, and a non-exclusive license to certain know-how, in each case controlled by Onyx and relating to the Company’s immunoproteasome program. The Company may be required to make future payments of up to $172.5 million upon achievement of certain development and commercial milestones for zetomipzomib, as well as royalty payments in the mid to high single digits on future annual net sales, if any.

12. Defined Contribution Plan

The Company has a qualified 401(k) Savings and Investment Plan (the “Plan”) whereby employees may contribute up to the lesser of $56,000 or 100% of their pre-tax compensation. The total contributed amount from the employees is only up to Federal annual limits. The Company matches $1.00 for every $1.00 contributed to the Plan by participants up to the first 4% of base compensation and incentive cash bonus (subject to statutory limits). During the years ended December 31, 2022, 2021 and 2020, the Company recorded matching contributions of approximately $0.6 million, $0.4 million and $0.3 million, respectively.

13. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2022, 2021 and 2020. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(68,097)	$(54,581)	$(41,599)
Foreign	(142)	(49)	(143)
Total	$(68,239)	$(54,630)	$(41,742)

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for years 2016 through 2020. The Company has utilized $79,000, $325,000 and $373,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities for the years ended December 31, 2022, 2021 and 2020, respectively.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.3	1.3	1.1
Foreign tax rate differential	0.0	0.0	0.0
Permanent differences	(0.6)	(2.2)	(2.7)
Research and development credit	2.5	4.0	2.6
Change in valuation allowance	(24.2)	(24.1)	(22.0)
Provision for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Reserves and accruals	$3,420	$2,043
Net operating loss carryforwards	37,939	34,617
Research and development credit carryforwards	7,603	5,127
Lease Liabilities	2,402	929
R&D Capitalization	7,979	—
Gross deferred tax assets	59,343	42,716
Valuation allowance	(56,983)	(41,771)
Net deferred tax assets	2,360	945
Deferred tax liabilities
Property and equipment	(313)	(375)
Right-of-use asset	(2,047)	(570)
Net deferred tax assets	$—	$—

Effective January 1, 2022, under the Tax Cuts and Jobs Act, for tax purposes the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company generates a deferred tax asset for capitalized R&D expenditures for the year ended December 31, 2022 which is fully offset with a valuation allowance.

Realization of the deferred tax assets is dependent upon future taxable income. Since the amount and timing of future income are uncertain, the net deferred tax assets, as of December 31, 2022, and December 31, 2021 have been fully offset by a valuation allowance. The valuation allowance increased approximately $15.2 million, $12.4 million and $9.2 million during the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the Company had federal net operating loss (“NOL”) carryforward of $172.2 million and a federal research and development tax credit carryforward of $7.0 million. If not utilized sooner, the federal NOL generated through December 31, 2017 and tax credit carryforwards will expire, beginning in 2035. Federal net operating loss carryforwards of $150.1 million generated from years ended after December 31, 2017, carryforward indefinitely. As of December 31, 2022 the Company had a state NOL carryforward of $17.4 million, which will expire beginning in 2035, and a state research and development tax credit carryforward of $3.7 million, which does not expire.

As of December 31, 2022, the Company also had accumulated Australian tax losses of $1.9 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Code and similar California laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not utilized any NOL carryforwards through December 31, 2022. In addition, the Company’s deferred tax assets are subject to a full valuation allowance, and thus no benefit for deferred tax assets is recorded on the Company’s books. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in the Company’s stock ownership.

The Company had $2.5 million of unrecognized tax benefits as of December 31, 2022. No liability related to uncertain tax positions is recorded on the financial statements. All uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2022. A reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$1,643	$868
Decrease related to prior year tax positions	(187)	—
Increase related to current year tax positions	1,066	775
Balance at the end of the year	$2,522	$1,643

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

14. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(68,239)	$(54,630)	$(41,742)
Denominator:
Weighted-average shares of common stock outstanding	67,368,935	52,759,335	44,004,190
Net loss per share, basic and diluted	$(1.01)	$(1.04)	$(0.95)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	9,684,810	6,945,184	4,489,122
Restricted stock units subject to future vesting	434,790	—	—
Common stock subject to future vesting	—	—	8,859
Total	10,119,600	6,945,184	4,497,981