Form 10-Q
period 2023-03-31
Kezar Life Sciences, Inc.
filed 2023-05-11
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 72,407,215 shares of common stock, $0.001 par value per share, outstanding.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crisis or geopolitical tensions;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,129	$40,456
Marketable securities	221,542	236,105
Prepaid expenses	6,785	8,241
Other current assets	777	920
Total current assets	265,233	285,722
Property and equipment, net	4,656	3,431
Operating lease right-of-use asset	9,203	9,741
Other assets	5,088	674
Total assets	$284,180	$299,568
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,136	$2,479
Accrued and other current liabilities	6,836	5,953
Operating lease liabilities, current	2,672	2,565
Total current liabilities	13,644	10,997
Operating lease liabilities, noncurrent	8,153	8,865
Debt, noncurrent	9,893	9,834
Total liabilities	31,690	29,696
Stockholders' equity:
Common stock, $0.001 par value, 125,000,000 shares authorized as of March 31, 2023 (unaudited) and December 31, 2022; 70,816,000 and 68,493,429 shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022, respectively	71	68
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 (unaudited) and December 31, 2022	—	—
Additional paid-in capital	524,034	519,620
Accumulated other comprehensive loss	(523)	(923)
Accumulated deficit	(271,092)	(248,893)
Total stockholders' equity	252,490	269,872
Total liabilities and stockholders' equity	$284,180	$299,568

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$18,318	$10,944
General and administrative	6,206	4,934
Total operating expenses	24,524	15,878
Loss from operations	(24,524)	(15,878)
Interest income	2,695	108
Interest expense	(370)	(254)
Net loss	$(22,199)	$(16,024)
Net loss per common share, basic and diluted	$(0.31)	$(0.26)
Weighted-average shares used to compute net loss per common share, basic and diluted	72,328,231	60,630,389

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(22,199)	$(16,024)
Other comprehensive loss
Foreign currency translation adjustments	(12)	25
Unrealized gain (loss) on marketable securities	412	(516)
Total other comprehensive gain (loss), net of tax	400	(491)
Comprehensive loss	$(21,799)	$(16,515)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY
Balance as of December 31, 2022	68,493,429	$68	$519,620	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	2,236,233	2	(2)	—	—	-
Issuance of common stock under equity incentive plans	86,338	1	153	—	—	154
Stock-based compensation expense	—	—	4,263	—	—	4,263
Other comprehensive gain	—	—	—	400	—	400
Net loss	—	—	—	—	(22,199)	(22,199)
Balance as of March 31, 2023	70,816,000	$71	$524,034	$(523)	$(271,092)	$252,490

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreement, net of offering costs of $1,504	3,245,738	4	48,638	—	—	48,642
Issuance of common stock under equity incentive plans	59,174	—	208	—	—	208
Stock-based compensation expense	—	—	3,104	—	—	3,104
Other comprehensive loss	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(16,024)	(16,024)
Balance as of March 31, 2022	59,564,659	$60	$429,715	$(782)	$(196,678)	$232,315

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,199)	$(16,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	417
Stock-based compensation	4,263	3,104
Amortization of premiums and discounts on marketable securities	(1,713)	339
Amortization of debt discount and issuance costs and other non-cash interest	59	53
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(2,815)	(86)
Accounts payable, accrued and other current liabilities	1,353	(834)
Operating lease assets and liabilities	(67)	(283)
Net cash used in operating activities	(20,860)	(13,314)
Cash flows from investing activities:
Purchases of property and equipment	(297)	(450)
Purchases of marketable securities	(54,062)	(74,522)
Maturities of marketable securities	70,750	15,439
Net cash provided by (used in) investing activities	16,391	(59,533)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	48,642
Proceeds from issuance of common stock under equity incentive plans	154	206
Net cash provided by financing activities	154	48,848
Effect of exchange rate changes on cash and cash equivalents	(12)	25
Net decrease in cash and cash equivalents	(4,327)	(23,974)
Cash and cash equivalents at the beginning of period	40,456	62,882
Cash and cash equivalents at the end of period	$36,129	$38,908
Supplemental disclosures of noncash investing and financing information:
Purchases of property and equipment in accounts payable	$1,234	$—
Supplemental disclosures
Cash paid for interest	$310	$201

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, zetomipzomib (KZR-616) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $271.1 million as of March 31, 2023. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-261774). The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. As of March 31, 2023, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of March 31, 2023, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended March 31, 2023.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2023 (the “Annual Report”), and there have been no material changes during the three months ended March 31, 2023.

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

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of March 31, 2023 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of March 31, 2023 or December 31, 2022.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$34,378	$34,378	$—	$—
Marketable securities:
U.S. Treasury securities	18,111	18,111	—	—
Commercial paper	105,106	—	105,106	—
Corporate debt securities	1,999	—	1,999	—
U.S. agency bonds	96,326	—	96,326	—
Total	$255,920	$52,489	$203,431	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$38,745	$38,745	$—	$—
Marketable securities:
U.S. Treasury securities	40,141	40,141	—	—
Commercial paper	117,478	—	117,478	—
Corporate debt securities	1,978	—	1,978	—
U.S. agency bonds	76,508	—	76,508	—
Total	$274,850	$78,886	$195,964	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$34,378	$—	$—	$34,378
Marketable securities:
U.S. Treasury securities	18,135	—	(24)	18,111
Commercial paper	105,274	3	(171)	105,106
Corporate debt securities	1,999	—	—	1,999
U.S. agency bonds	96,401	37	(112)	96,326
Total available-for-sale securities	$256,187	$40	$(307)	$255,920
Cash				1,751
Total cash, cash equivalent and marketable securities				$257,671

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$38,745	$—	$—	$38,745
Marketable securities:
U.S. Treasury securities	40,340	—	(199)	40,141
Commercial paper	117,855	2	(379)	117,478
Corporate debt securities	1,978	—	—	1,978
U.S. agency bonds	76,610	56	(158)	76,508
Total available-for-sale securities	$275,528	$58	$(736)	$274,850
Cash				1,711
Total cash, cash equivalent and marketable securities				$276,561

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of March 31, 2023 and December 31, 2022.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Less than 12 consecutive months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$18,111	$(24)	$—	$—
Commercial paper	90,106	(171)	—	—
U.S. agency bonds	56,726	(112)	—	—
Total	$164,943	$(307)	$—	$—

	December 31, 2022
	Less than 12 consecutive months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$33,782	$(196)	$6,359	$(3)
Commercial paper	112,706	(379)	—	—
Corporate debt securities	1,978	—	—	—
U.S. agency bonds	33,942	(147)	5,490	(11)
Total	$182,408	$(722)	$11,849	$(14)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of March 31, 2023. There were no sales of available-for-sale securities in any of the periods presented.

As of March 31, 2023, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing:	Cost	Fair Value
In one year or less	$256,187	$255,920
Total available-for-sale securities	$256,187	$255,920

5. Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Advance for clinical-related costs, current	$5,438	$6,760
License, dues and subscription	530	376
Insurance	392	741
Others	425	364
Total prepaid expenses	$6,785	$8,241

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$3,530	$3,366
Furniture, laboratory and office equipment	5,635	4,423
Computer equipment	352	244
Total property and equipment	9,517	8,033
Less accumulated depreciation and amortization	(4,861)	(4,602)
Property and equipment, net	$4,656	$3,431

Depreciation expense was $0.3 million for each of the three months ended March 31, 2023 and 2022.

Other Assets

Other assts consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Advance for clinical related costs, non-current	$4,188	$—
Deposits for operating lease	674	674
Others	226	—
Total other assets	$5,088	$674

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued clinical costs	$3,056	$1,007
Accrued preclinical and research costs	1,482	1,368
Accrued employee-related costs	1,491	3,260
Accrued professional services	643	53
Other	164	265
Total accrued liabilities	$6,836	$5,953

6. Lease

In November 2022, the Company entered into an amendment to the lease agreement for its corporate headquarters in South San Francisco, California, which expanded the leased premises in the same building as its corporate headquarters and extended the lease term of the original premises to be coterminous with the expansion premises to July 31, 2026. The transaction was treated as a lease modification as of the effective date and resulted in the recognition of approximately $8.0 million in new lease liabilities and right-of-use assets.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

Three months ended March 31, 2023
Cash paid for operating lease liabilities	$605
Operating lease costs	866
Variable lease costs	348

Maturities of lease liabilities as of March 31, 2023 were as follows:
Less than 12 months	$3,797
13 - 24 months	3,923
25 - 36 months	4,060
37 - 48 months	1,388
Total undiscounted lease payments	13,168
Less: imputed interest	(2,343)
Total lease liabilities	$10,825

Operating lease liabilities, current	$2,672
Operating lease liabilities, noncurrent	8,153
Total operating lease liabilities	$10,825

7. Debt

In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provides the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. Subsequent tranches of $20.0 million each may become available upon achieving milestones related to the Company’s MISSION Phase 2 clinical trial and KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. As of March 31, 2023, a total of $40.0 million in borrowing capacity remained available to the Company under the Loan Agreement across two potential tranches. The loan facility is secured by all assets except intellectual property, which has a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

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

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of March 31, 2023, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	March 31, 2023	December 31, 2022
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(317)	(342)
Cumulative accretion of final fee	210	176
Long-term debt, net	$9,893	$9,834

As of March 31, 2023, the estimated future principal payments due were as follows:

Years Ending December 31,
2023	$—
2024	—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 3,793,706 shares of the Company’s common stock. Each pre-funded warrant entitles the holder to purchase shares of common stock at an exercise price of $0.001 per share and expires 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrant is not entitled to exercise any portion of the pre-funded warrant if, upon exercise of such portion of the warrant, the holder’s ownership of our common stock (together with its affiliates) or the combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 4.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the warrant holder, any warrant holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. On January 6, 2023, investors exercised 2,236,553 pre-funded warrants at an exercise price of $0.001 per share. Subsequent to March 31, 2023, investors exercised the remaining 1,557,153 outstanding pre-funded warrants.

The following table represents a summary of the pre-funded warrants outstanding as of March 31, 2023:

Issue Date	Classification	Exercise Price	Expiration Date	Number of shares underlying
February 4, 2020	Equity	$0.001	February 4, 2040	1,557,153

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

As of March 31, 2023, options to purchase 853,000 shares of common stock were outstanding, and 2,147,000 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of March 31, 2023, options to purchase 10,195,159 shares of common stock and 483,276 RSUs were outstanding, and 1,457,174 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2023, options to purchase 1,480,721 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2022, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2023. As of March 31, 2023, 378,237 shares of common stock had been issued under the ESPP and 954,987 shares remained available for future issuance under the ESPP.

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

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	9,684,810	$8.12	7.6	$15,407
Options granted	3,090,494	$6.83
Options exercised	(72,349)	$2.12		$278
Options cancelled/forfeited	(174,075)	$8.98
Outstanding as of March 31, 2023	12,528,880	$7.83	7.9	$1,170
Vested and exercisable as of March 31, 2023	5,590,470	$7.14	6.5	$1,170

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $5.15. The aggregate intrinsic values of exercised stock options during the three months ended March 31, 2023 were $0.3 million. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Activity

During the three months ended March 31, 2023, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2022	434,790	$9.80
RSUs granted	81,619	$6.84
RSUs vested	(13,989)	$14.55
RSUs forfeited	(19,144)	$9.41
Outstanding as of March 31, 2023	483,276	$9.18

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,268	$1,323
General and administrative	1,995	1,781
Total stock-based compensation expense	$4,263	$3,104

As of March 31, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $44.1 million with an estimated weighted average amortization period of 2.8 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (years)	6.11	5.3 - 6.0
Expected volatility	87.8 - 88.2%	84.6 - 86.8%
Risk-free interest rate	3.6 - 4.3%	1.6 - 2.1%
Expected dividend yield	—	—

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

10. Income Taxes

No provision for income taxes was recorded for the three months ended March 31, 2023 and 2022, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The CARES Act enacted the Employee Retention Credit (“ERC”) to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. During the three months ended March 31, 2023, the Company received refunds of approximately $1.4 million related to ERCs that offset the related payroll expenses in the respective operating costs and expenses line item in the condensed consolidated statements of operations.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the three months ended March 31, 2022, the Company utilized $79,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities. All R&D tax credits have been fully utilized as of December 31, 2022.

11. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(22,199)	$(16,024)
Denominator:
Weighted-average shares of common stock outstanding	72,328,231	60,630,389
Net loss per share, basic and diluted	$(0.31)	$(0.26)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	12,528,880	8,932,214
Restricted stock units subject to future vesting	483,276	41,935
Total	13,012,156	8,974,149

12. Subsequent Event

In connection with the resignation of Christopher Kirk, Ph.D. from his role as President and Chief Scientific Officer of the Company, the Company and Dr. Kirk entered into an Advisor Agreement, effective as of April 22, 2023 (the “Agreement”), pursuant to which Dr. Kirk will provide scientific and strategic advisory services as a consultant to the Company (the “Services”). The Services will be provided at a rate of $41,050 per month, and the Company will reimburse Dr. Kirk for the cost of premiums for continued COBRA coverage through the expiration date of the Agreement. Dr. Kirk remains a member of the Board of Directors of the Company following his resignation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2023, or the Annual Report.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, public offerings of common stock and pre-funded warrants to purchase common stock and debt. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $68.2 million and $22.2 million for the year ended December 31, 2022 and the three months ended March 31, 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $271.1 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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
•
the costs related to production of clinical supplies; and
•
facilities and other allocated expenses, which include expenses for rent and facility-related costs and supplies.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Research and development expenses by program:
Zetomipzomib	$11.5	$6.4
KZR-261	3.3	2.4
Protein Secretion	3.5	2.2
Total research and development expenses	$18.3	$11.0

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

Interest Expense

Our interest expense consists of interest expense related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our Loan Agreement with Oxford Finance.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(dollars in millions)	2023	2022	$ Change
Operating expenses:
Research and development	$18.3	$11.0	$7.3
General and administrative	6.2	4.9	1.3
Total operating expenses	24.5	15.9	8.6
Loss from operations	(24.5)	(15.9)	(8.6)
Interest income	2.7	0.1	2.6
Interest expense	(0.4)	(0.2)	(0.2)
Net loss	$(22.2)	$(16.0)	$(6.2)

Research and Development Expenses

Research and development expenses increased by $7.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $3.5 million in clinical expenses related to start-up activities for the PALIZADE Phase 2b study, an increase of $1.0 million in facility-related expense, an increase of $0.9 million in stock-based compensation, an increase of $0.8 million in personnel and recruiting expenses due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $0.8 million in research and preclinical activities, an increase of $0.6 million in manufacturing expenses related to the timing of drug manufacturing runs for zetomipzomib, offset by a decrease of $0.3 million in consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $0.6 million in legal and profession services, an increase of $0.4 million in personnel and recruiting expenses due to an increase in headcount, an increase of $0.2 million in stock-based compensation and an increase of $0.1 million in facility-related expense.

Interest Income

Interest income increased by $2.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to an increase in interest rates.

Interest Expense

Interest expense increased by $0.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had $257.7 million in cash, cash equivalents and marketable securities. As of March 31, 2023, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $22.2 million for the three months ended March 31, 2023, and we had an accumulated deficit of $271.1 million as of March 31, 2023.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-261774). We will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of March 31, 2023, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of March 31, 2023, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended March 31, 2023.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. Subsequent tranches of up to $20.0 million each may become available upon achieving milestones related to our MISSION Phase 2 clinical trial and our KZR-261 Phase 1 clinical trial, up to the aggregate maximum amount of $50.0 million. As of March 31, 2023, a total of $40.0 million in borrowing capacity remained available to us across two potential tranches.

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

Our material cash requirements as of March 31, 2023 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of March 31, 2023, we have $4.8 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

Our expected material cash requirements do not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. Under the Onyx License Agreement, we are obligated to pay Onyx milestone payments of up to $172.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. We excluded the contingent payments given that the timing and amount (if any) of any such payments cannot be reasonably estimated at this time. We also have no material non-cancellable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(20.9)	$(13.3)
Net cash provided by (used in) investing activities	$16.4	$(59.5)
Net cash provided by financing activities	$0.2	$48.8

Cash Flows from Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $20.9 million, which consisted of a net loss of $22.2 million and a net change of $1.5 million in our net operating assets and liabilities, adjusted by non-cash charges of $2.9 million. The non-cash charges consisted of $4.3 million for stock-based compensation expense, $0.3 million for depreciation, and $0.1 million of non-cash interest expense, offset by $1.7 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $2.8 million in prepaid and other current assets driven by the start-up clinical activities related to PALIZADE clinical trials, and a decrease of $0.1 million in operating lease asset and liabilities, offset by an increase of $1.4 million in accounts payable and accrued liabilities due to increased clinical expenditures.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $16.4 million for the three months ended March 31, 2023, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $0.3 million during the three months ended March 31, 2023.

Net cash used in investing activities was $59.5 million for the three months ended March 31, 2022, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.5 million during the three months ended March 31, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.2 million, primarily from the issuance of common stock pursuant to our employee equity plans.

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

Status as an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we expect to cease being an “emerging growth company” on December 31, 2023. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

In addition, until December 31, 2023, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2023 or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $257.7 million as of March 31, 2023, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2023, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was eleven months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. We maintain cash, cash equivalents, and investments with multiple financial institutions that we believe are financially sound and have minimal credit risk exposure, although at times our balances may exceed the applicable insurance coverage limits. We monitor and manage the overall counterparty credit risk exposure of our cash balances to individual financial institutions on an ongoing basis. All our securities are held in custody by a recognized financial institution. Our policy limits the amount of credit exposure to a maximum of 10% to any one issuer, except for the U.S. Treasury, Federal Agencies, or Government Money Market Funds, and we believe no significant concentration risk exists with respect to these investments.

Approximately $0.7 million of our cash balance was located in Australia as of March 31, 2023. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $68.2 million for the year ended December 31, 2022 and $22.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $271.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $257.7 million. We also have access to $40.0 million of borrowing capacity across two potential tranches pursuant to a Loan Agreement with Oxford Finance. We believe that our cash, cash equivalents and marketable securities as of March 31, 2023, and our available borrowing capacity will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and impacts, including as a result of future bank failures or geopolitical tensions such as the Russia-Ukraine war, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of March 31, 2023, approximately $68.3 million remains available under the at-the-market program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In November 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. As of March 31, 2023, a total of $40.0 million in borrowing capacity remained available to us across two potential tranches. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We plan to manufacture zetomipzomib and placebo in larger quantities in connection with our PALIZADE trial and future development strategies. In the fourth quarter 2022, we conducted a scale up GMP manufacturing run of zetomipzomib that did not meet the quality standards for use in our clinical trials. We believe our existing supply of zetomipzomib will allow us to initiate the PALIZADE trial and PORTOLA trial, and we are planning to continue manufacturing activities to increase our clinical supply of zetomipzomib for these trials. However, if planned or future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy.

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

Based upon our shares of our common stock outstanding as of March 31, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 47% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Kezar Life Sciences, Inc. (Registrant)

Date: May 11, 2023	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)