Form 10-Q
period 2023-06-30
Kezar Life Sciences, Inc.
filed 2023-08-10
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 72,692,963 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,109	$40,456
Marketable securities	208,480	236,105
Prepaid expenses	5,982	8,241
Other current assets	933	920
Total current assets	243,504	285,722
Property and equipment, net	4,666	3,431
Operating lease right-of-use asset	8,647	9,741
Other assets	6,562	674
Total assets	$263,379	$299,568
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,492	$2,479
Accrued and other current liabilities	8,463	5,953
Operating lease liabilities, current	2,782	2,565
Total current liabilities	13,737	10,997
Operating lease liabilities, noncurrent	7,413	8,865
Long-term debt	9,952	9,834
Total liabilities	31,102	29,696
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 and 125,000,000 shares authorized as of June 30, 2023 (unaudited) and December 31, 2022, respectively; 72,532,814 and 68,493,429 shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022, respectively	73	68
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2023 (unaudited) and December 31, 2022	—	—
Additional paid-in capital	528,434	519,620
Accumulated other comprehensive loss	(830)	(923)
Accumulated deficit	(295,400)	(248,893)
Total stockholders' equity	232,277	269,872
Total liabilities and stockholders' equity	$263,379	$299,568

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$20,999	$11,346	$39,317	$22,290
General and administrative	5,785	4,977	11,991	9,911
Total operating expenses	26,784	16,323	51,308	32,201
Loss from operations	(26,784)	(16,323)	(51,308)	(32,201)
Interest income	2,861	408	5,556	516
Interest expense	(385)	(272)	(755)	(526)
Net loss	$(24,308)	$(16,187)	$(46,507)	$(32,211)
Net loss per common share, basic and diluted	$(0.34)	$(0.25)	$(0.64)	$(0.52)
Weighted-average shares used to compute net loss per common share, basic and diluted	72,461,850	64,279,634	72,395,410	62,465,092

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(24,308)	$(16,187)	$(46,507)	$(32,211)
Other comprehensive loss
Foreign currency translation adjustments	(5)	(64)	(17)	(39)
Unrealized (loss) gain on marketable securities	(302)	(318)	110	(834)
Total other comprehensive (loss) gain, net of tax	(307)	(382)	93	(873)
Comprehensive loss	$(24,615)	$(16,569)	$(46,414)	$(33,084)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	GAIN (LOSS)	DEFICIT	EQUITY
Balance as of December 31, 2022	68,493,429	$68	$519,620	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	2,236,233	2	(2)	—	—	—
Issuance of common stock under equity incentive plans	86,338	1	153	—	—	154
Stock-based compensation expense	—	—	4,263	—	—	4,263
Other comprehensive gain	—	—	—	400	—	400
Net loss	—	—	—	—	(22,199)	(22,199)
Balance as of March 31, 2023	70,816,000	$71	$524,034	$(523)	$(271,092)	$252,490
Cashless exercise of pre-funded warrants	1,556,643	2	(2)	—	—	—
Issuance of common stock under equity incentive plans	160,171	—	382	—	—	382
Stock-based compensation expense	—	—	4,020	—	—	4,020
Other comprehensive loss	—	—	—	(307)	—	(307)
Net loss	—	—	—	—	(24,308)	(24,308)
Balance as of June 30, 2023	72,532,814	$73	$528,434	$(830)	$(295,400)	$232,277

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreement, net of offering costs of $1,504	3,245,738	4	48,638	—	—	48,642
Issuance of common stock under equity incentive plans	59,174	—	208	—	—	208
Stock-based compensation expense	—	—	3,104	—	—	3,104
Other comprehensive loss	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(16,024)	(16,024)
Balance as of March 31, 2022	59,564,659	$60	$429,715	$(782)	$(196,678)	$232,315
Issuance of common stock under the ATM Agreement, net of offering costs of $2,409	8,665,961	8	77,892	—	—	77,900
Issuance of common stock under equity incentive plans	111,022	—	420	—	—	420
Stock-based compensation expense	—	—	3,298	—	—	3,298
Other comprehensive loss	—	—	—	(382)	—	(382)
Net loss	—	—	—	—	(16,187)	(16,187)
Balance as of June 30, 2022	68,341,642	$68	$511,325	$(1,164)	$(212,865)	$297,364

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,507)	$(32,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508	848
Stock-based compensation	8,283	6,402
Amortization of premiums and discounts on marketable securities	(3,532)	579
Amortization of debt discount and issuance costs and other non-cash interest	118	106
Loss on disposition of fixed assets	—	4
Changes in operating assets and liabilities
Prepaid expenses, other current assets and other long-term assets	(3,642)	(1,191)
Accounts payable, accrued and other current liabilities	2,453	(560)
Operating lease assets and liabilities	(141)	(580)
Net cash used in operating activities	(42,460)	(26,603)
Cash flows from investing activities:
Purchases of property and equipment	(1,673)	(632)
Purchases of marketable securities	(95,233)	(142,080)
Maturities of marketable securities	126,500	84,689
Net cash provided by (used in) investing activities	29,594	(58,023)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	126,542
Proceeds from issuance of common stock under equity incentive plans	536	628
Net cash provided by financing activities	536	127,170
Effect of exchange rate changes on cash and cash equivalents	(17)	(39)
Net (decrease) increase in cash and cash equivalents	(12,347)	42,505
Cash and cash equivalents at the beginning of period	40,456	62,882
Cash and cash equivalents at the end of period	$28,109	$105,387
Supplemental disclosures of noncash investing and financing information:
Purchases of property and equipment in accounts payable	$117	$557
Par value of common stock upon cashless exercise of prefunded warrants	$4	$—
Supplemental disclosures
Cash paid for interest	$637	$219

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, zetomipzomib (KZR-616) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $295.4 million as of June 30, 2023. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-261774). The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. As of June 30, 2023, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of June 30, 2023, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended June 30, 2023.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2023 (the “Annual Report”), and there have been no material changes during the six months ended June 30, 2023.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of June 30, 2023 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

Recent Accounting Pronouncements

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, without triggering certain accounting impacts that could be required associated with an extinguishment of the contract. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. As discussed in note 7 of the condensed consolidated financial statements, in June 2023 our loan agreement was amended and effective July 1, 2023, the interest base transitioned from LIBOR to Secured Overnight Financing Rate ("SOFR"). We applied the above guidance when accounting for this change (as discussed further in note 7), and adoption of this guidance did not have a material impact on our financial statements. As of June 30, 2023, we have no debt instruments that use LIBOR as a reference rate, and this guidance is not expected to have a material impact on our financial statements in the future.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance that are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of June 30, 2023 or December 31, 2022.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$27,429	$27,429	$—	$—
Marketable securities:
U.S. Treasury securities	15,951	15,951	—	—
Commercial paper	75,544	—	75,544	—
U.S. agency bonds	116,985	—	116,985	—
Total	$235,909	$43,380	$192,529	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$38,745	$38,745	$—	$—
Marketable securities:
U.S. Treasury securities	40,141	40,141	—	—
Commercial paper	117,478	—	117,478	—
Corporate debt securities	1,978	—	1,978	—
U.S. agency bonds	76,508	—	76,508	—
Total	$274,850	$78,886	$195,964	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$27,429	$—	$—	$27,429
Marketable securities:
U.S. Treasury securities	16,076	—	(125)	15,951
Commercial paper	75,708	2	(166)	75,544
U.S. agency bonds	117,265	2	(282)	116,985
Total available-for-sale securities	$236,478	$4	$(573)	$235,909
Cash				680
Total cash, cash equivalent and marketable securities				$236,589

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$38,745	$—	$—	$38,745
Marketable securities:
U.S. Treasury securities	40,340	—	(199)	40,141
Commercial paper	117,855	2	(379)	117,478
Corporate debt securities	1,978	—	—	1,978
U.S. agency bonds	76,610	56	(158)	76,508
Total available-for-sale securities	$275,528	$58	$(736)	$274,850
Cash				1,711
Total cash, cash equivalent and marketable securities				$276,561

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of June 30, 2023 and December 31, 2022.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Less than 12 consecutive months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$6,393	$(30)	$9,558	$(95)
Commercial paper	64,610	(166)	—	—
U.S. agency bonds	110,538	(282)	—	—
Total	$181,541	$(478)	$9,558	$(95)

	December 31, 2022
	Less than 12 consecutive months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$33,782	$(196)	$6,359	$(3)
Commercial paper	112,706	(379)	—	—
Corporate debt securities	1,978	—	—	—
U.S. agency bonds	33,942	(147)	5,490	(11)
Total	$182,408	$(722)	$11,849	$(14)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of June 30, 2023. There were no sales of available-for-sale securities in any of the periods presented.

As of June 30, 2023, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing in:	Cost	Fair Value
One year or less	$226,825	$226,351
One to two years	9,653	9,558
Total available-for-sale securities	$236,478	$235,909

5. Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Advance for clinical-related costs, current	$4,523	$6,760
License, dues and subscription	678	376
Insurance	172	741
Others	609	364
Total prepaid expenses	$5,982	$8,241

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$3,551	$3,366
Furniture, laboratory and office equipment	5,832	4,423
Computer equipment	353	244
Total property and equipment	9,736	8,033
Less accumulated depreciation and amortization	(5,070)	(4,602)
Property and equipment, net	$4,666	$3,431

Depreciation expense was $0.2 million and $0.5 million for each of the three and six months ended June 30, 2023, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

Other Assets

Other assts consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Advance for clinical related costs, non-current	$5,696	$—
Deposits for operating lease	674	674
Others	192	—
Total other assets	$6,562	$674

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical costs	$4,426	$1,007
Accrued preclinical and research costs	1,792	1,368
Accrued employee-related costs	1,926	3,260
Accrued professional services	141	53
Other	178	265
Total accrued liabilities	$8,463	$5,953

6. Lease

In November 2022, the Company entered into an amendment to the lease agreement for its corporate headquarters in South San Francisco, California, which expanded the leased premises in the same building as its corporate headquarters and extended the lease term of the original premises to be coterminous with the expansion premises to July 31, 2026. The transaction was treated as a lease modification as of the effective date and resulted in the recognition of approximately $8.0 million in new lease liabilities and right-of-use (“ROU”) assets.

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended June 30, 2023	Six months ended June 30, 2023
Cash paid for operating lease liabilities	$631	$1,236
Operating lease costs	866	1,732
Variable lease costs	387	735

Maturities of lease liabilities as of June 30, 2023 were as follows:
Less than 12 months		$3,828
13 - 24 months		3,957
25 - 36 months		4,095
37 - 48 months		347
Total undiscounted lease payments		12,227
Less: imputed interest		(2,032)
Total lease liabilities		$10,195

Operating lease liabilities, current		$2,782
Operating lease liabilities, noncurrent		7,413
Total operating lease liabilities		$10,195

7. Long-Term Debt

In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provided the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. The Company has declined these tranches in borrowing capacity available to it under the Loan Agreement. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

Until June 30, 2023, the Term Loans bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. In June 2023, Oxford Finance informed the Company that a LIBOR transition event would occur effective July 1, 2023 and replaced the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on the Company’s financial statements.

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

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of June 30, 2023, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	June 30, 2023	December 31, 2022
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(292)	(342)
Cumulative accretion of final fee	244	176
Long-term debt, net	$9,952	$9,834

As of June 30, 2023, the estimated future principal payments due were as follows:

Years Ending December 31,
2023	$—
2024	—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 3,793,706 shares of the Company’s common stock. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.001 per share and expired 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In January 2023, warrant holders exercised 2,236,553 shares of outstanding pre-funded warrants at an exercise price of $0.001 per share. In April 2023, warrant holders exercised the remaining 1,557,153 shares of outstanding pre-funded warrants. As of June 30, 2023, there were no pre-funded warrants outstanding.

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

As of June 30, 2023, options to purchase 1,313,000 shares of common stock were outstanding, and 1,687,000 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of June 30, 2023, options to purchase 10,212,197 shares of common stock and 433,611 RSUs were outstanding, and 1,499,142 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2023, options to purchase 1,436,808 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2022, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2023. As of June 30, 2023, 503,836 shares of common stock had been issued under the ESPP and 829,388 shares remained available for future issuance under the ESPP.

The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2023.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	9,684,810	$8.12	7.6	$15,407
Options granted	4,043,994	$5.91
Options exercised	(106,921)	$2.00		$302
Options cancelled/forfeited	(659,878)	$9.16
Outstanding as of June 30, 2023	12,962,005	$7.43	7.8	$489
Vested and exercisable as of June 30, 2023	6,151,141	$7.19	6.5	$489

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2023 was $2.19 and $4.45 per share, respectively. The aggregate intrinsic values of exercised stock options during the three and six months ended June 30, 2023 were $24 thousand and $0.3 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Activity

During the six months ended June 30, 2023, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2022	434,790	$9.80
RSUs granted	81,619	$6.84
RSUs vested	(13,989)	$14.55
RSUs forfeited	(68,809)	$9.27
Outstanding as of June 30, 2023	433,611	$9.17

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,013	$1,595	$4,281	$2,918
General and administrative	2,007	1,703	4,002	3,484
Total stock-based compensation expense	$4,020	$3,298	$8,283	$6,402

As of June 30, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $39.5 million with an estimated weighted average amortization period of 2.8 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (years)	5.5 - 6.1	5.5 - 6.0	5.5 - 6.1	5.3 - 6.0
Expected volatility	88.0 - 88.3%	84.3 - 88.4%	87.8 - 88.3%	84.3 - 88.4%
Risk-free interest rate	3.5 - 3.9%	2.8 - 3.2%	3.5 - 4.3%	1.6 - 3.2%
Expected dividend yield	—	—	—	—

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

10. Income Taxes

No provision for income taxes was recorded for the three and six months ended June 30, 2023 and 2022, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The CARES Act enacted the Employee Retention Credit (“ERC”) to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. During the six months ended June 30, 2023, the Company received refunds of approximately $1.4 million related to ERCs that offset the related payroll expenses in the respective operating costs and expenses line item in the condensed consolidated statements of operations.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the six months ended June 30, 2022, the Company utilized $79,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities. All R&D tax credits have been fully utilized as of December 31, 2022.

11. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(24,308)	$(16,187)	$(46,507)	$(32,211)
Denominator:
Weighted-average shares of common stock outstanding	72,461,850	64,279,634	72,395,410	62,465,092
Net loss per share, basic and diluted	$(0.34)	$(0.25)	$(0.64)	$(0.52)

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration of common share equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock, pre-funded warrants and common share equivalents outstanding for the period. The pre-funded warrants are included in the computation of basic and diluted net loss per common share as the exercise price is negligible and the pre-funded warrants were fully vested and exercisable. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.

Potential dilutive securities, which include, vested and unvested options to purchase common stock and RSUs subject to future vesting have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	12,962,005	9,206,327
Restricted stock units subject to future vesting	433,611	41,935
Total	13,395,616	9,248,262

12. Related Party Transactions

In connection with the resignation of Christopher Kirk, Ph.D. from his role as President and Chief Scientific Officer of the Company, the Company and Dr. Kirk entered into an Advisor Agreement, effective as of April 22, 2023 (the “Advisor Agreement”), pursuant to which Dr. Kirk will provide scientific and strategic advisory services as a consultant to the Company (the “Services”). The Services will be provided at a rate of $41,050 per month, and the Company will reimburse Dr. Kirk for the cost of premiums for continued COBRA coverage through the expiration date of the Advisor Agreement. Dr. Kirk remains a member of the Board of Directors of the Company following his resignation.

Pursuant to the Advisor Agreement, the Company recognized approximately $96,000 of compensation expense during the three and six months ended June 30, 2023, which was recorded in accounts payable and accrued liabilities as of June 30, 2023.

13. Subsequent Event

On July 24, 2023, the Compensation Committee of the Company’s Board of Directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $2.28 per share, the closing price of the Common Stock on July 24, 2023. Outstanding options that were granted under the 2015 Plan and the Inducement Plan were not included in the Option Repricing. The Option Repricing includes options granted pursuant to the 2018 Plan that are held by, among others, members of the Company’s Board of the Directors (other than options granted in June 2023) and the Company’s named executive officers and principal financial officer.

As a result of the Option Repricing, 9,904,755 vested and unvested stock options outstanding as of July 24, 2023 granted under the 2018 Plan with original exercise prices ranging from $2.44 to $22.85, were repriced. We will account for the Option Repricing as an equity modification whereby the incremental fair value attributable to the repriced option awards, as measured on the date of reprice, will be recognized as additional stock-based compensation expense over the remaining requisite service period, which is largely through the end of 2026.

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

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b trial in patients with systemic lupus erythematosus, or SLE. In November 2022, we reported positive results from the completed Phase 2a portion of the MISSION trial of zetomipzomib in patients with lupus nephritis, or LN. In the first half of 2023, we initiated PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. Target enrollment is 279 patients, who will be randomly assigned (1:1:1) to receive 30 mg of zetomipzomib, 60 mg of zetomipzomib or placebo subcutaneously once weekly for 52 weeks, in addition to standard background therapy. Background therapy can, but will not be mandated to, include standard induction therapy. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE, a chronic inflammatory disease.

In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. PORTOLA is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH, a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage. Target enrollment is 24 patients, who will be randomly assigned (2:1) to receive either zetomipzomib or placebo in addition to background corticosteroid therapy for 24 weeks and includes a protocol-mandated steroid taper by Week 14.

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

Our oncology product candidate, KZR-261, is being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study is being conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. As of August 2023, the dose escalation portion of the study is enrolling Cohort 7 (40 mg/m2). KZR-261 is the first clinical candidate from our novel research platform targeting the Sec61 translocon and the protein secretion pathway for the discovery and development of small molecule therapeutics for oncology and autoimmune indications. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, public offerings of common stock and pre-funded warrants to purchase common stock and debt. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $68.2 million and $46.5 million for the year ended December 31, 2022 and the six months ended June 30, 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $295.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering new potential therapeutics, completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$12.5	$6.3	$24.0	$12.7
KZR-261	4.4	2.6	7.7	5.0
Protein Secretion	4.1	2.4	7.6	4.6
Total research and development expenses	$21.0	$11.3	$39.3	$22.3

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

July 2023 Option Repricing

On July 24, 2023, the Compensation Committee of the Company’s Board of Directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the

2018 Plan was reduced to $2.28 per share, the closing price of the Common Stock on July 24, 2023. As a result of the Option Repricing, 9,904,755 vested and unvested stock options outstanding as of July 24, 2023 granted under the 2018 Plan with original exercise prices ranging from $2.44 to $22.85, were repriced. The repricing of eligible option awards has and is expected to continue to result in incremental non-cash stock-based compensation expense over the remaining requisite service period, which is largely through the end of 2026.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
(dollars in millions)	2023	2022	$ Change
Operating expenses:
Research and development	$21.0	$11.3	$9.7
General and administrative	5.8	5.0	0.8
Total operating expenses	26.8	16.3	10.5
Loss from operations	(26.8)	(16.3)	(10.5)
Interest income	2.9	0.4	2.5
Interest expense	(0.4)	(0.3)	(0.1)
Net loss	$(24.3)	$(16.2)	$(8.1)

Research and Development Expenses

Research and development expenses increased by $9.7 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to an increase of $3.9 million in clinical expenses primarily related to start-up activities for the PALIZADE trial, an increase of $2.1 million in personnel and recruiting expenses due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $1.1 million in manufacturing expenses related to the timing of drug manufacturing runs, an increase of $1.0 million in research and preclinical activities, an increase of $0.9 million in facility-related expense due to the increase rent from additional lease space, an increase of $0.4 million in stock-based compensation and an increase of $0.3 million in consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to an increase of $0.5 million in personnel and recruiting expenses due to an increase in headcount, an increase of $0.3 million in stock-based compensation and an increase of $0.2 million in facility-related expense, offset by a decrease of $0.2 million in consulting and professional services.

Interest Income

Interest income increased by $2.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to an increase in interest rates.

Interest Expense

Interest expense increased by $0.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
(dollars in millions)	2023	2022	$ Change
Operating expenses:
Research and development	$39.3	$22.3	$17.0
General and administrative	12.0	9.9	2.1
Total operating expenses	51.3	32.2	19.1
Loss from operations	(51.3)	(32.2)	(19.1)
Interest income	5.6	0.5	5.1
Interest expense	(0.8)	(0.5)	(0.3)
Net loss	$(46.5)	$(32.2)	$(14.3)

Research and Development Expenses

Research and development expenses increased by $17.0 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to an increase of $7.4 million in clinical expenses primarily related to start-up activities for the PALIZADE trial, an increase of $2.8 million in personnel and recruiting expenses due to an increase in headcount to support the progression of our programs and drug discovery, an increase of $1.9 million in facility-related expense due to the increase rent from additional lease space, an increase of $1.8 million in research and preclinical activities related to protein secretion, an increase of $1.6 million in manufacturing expenses, an increase of $1.4 million in stock-based compensation and an increase of $0.1 million in consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to an increase of $1.0 million in personnel and recruiting expenses due to an increase in headcount and salaries, an increase of $0.5 million in stock-based compensation, an increase of $0.4 million in legal and other professional services and an increase of $0.2 million in facility-related expense.

Interest Income

Interest income increased by $5.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to an increase in interest rates.

Interest Expense

Interest expense increased by $0.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had $236.6 million in cash, cash equivalents and marketable securities. As of June 30, 2023, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was thirteen months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $46.5 million for the six months ended June 30, 2023, and we had an accumulated deficit of $295.4 million as of June 30, 2023.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-261774). We will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of June 30, 2023, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of June 30, 2023, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended June 30, 2023.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of June 30, 2023, we declined these tranches in borrowing capacity available to us under the Loan Agreement.

Until June 30, 2023, the Loan Agreement bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement. In June 2023, Oxford Finance informed the Company that a LIBOR transition event would occur effective July 1, 2023 and revised the Loan Agreement to replace the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on the Company’s financial statements.

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

Our material cash requirements as of June 30, 2023 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of June 30, 2023, we have $4.6 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(42.5)	$(26.6)
Net cash provided by (used in) investing activities	$29.6	$(58.0)
Net cash provided by financing activities	$0.5	$127.2

Cash Flows from Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $42.5 million, which consisted of a net loss of $46.5 million and a net change of $1.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $5.4 million. The non-cash charges consisted of $8.3 million for stock-based compensation expense, $0.5 million for depreciation, and $0.1 million of non-cash interest expense, offset by $3.5 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $3.7 million in prepaid and other current assets driven by the start-up clinical activities related to the PALIZADE trial, and a decrease of $0.1 million in operating lease asset and liabilities, offset by an increase of $2.5 million in accounts payable and accrued liabilities due to increased clinical expenditures.

During the six months ended June 30, 2022, cash used in operating activities was $26.6 million, which consisted of a net loss of $32.2 million and a net change of $2.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $7.9 million. The non-cash charges consisted of $6.4 million for stock-based compensation expense, $0.8 million for depreciation and amortization, $0.6 million of amortization of premium and discounts on marketable securities and $0.1 million of non-cash interest expense. The change in our net operating assets and liabilities was primarily due to an increase of $1.2 million in prepaid and other current assets, a decrease of $0.6 million in accounts payable and accrued liabilities and a decrease of $0.6 million in operating lease liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $29.6 million for the six months ended June 30, 2023, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $1.7 million during the six months ended June 30, 2023.

Net cash used in investing activities was $58.0 million for the six months ended June 30, 2022, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $0.6 million during the six months ended June 30, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.5 million, primarily from the issuance of common stock pursuant to our employee equity plans.

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

In addition, until December 31, 2023, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2023 or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $236.6 million as of June 30, 2023, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2023, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was thirteen months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Approximately $0.7 million of our cash balance was located in Australia as of June 30, 2023. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $68.2 million for the year ended December 31, 2022 and $46.5 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $295.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $236.6 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2023, and our available borrowing capacity will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and impacts, including as a result of future bank failures or geopolitical tensions such as the Russia-Ukraine war, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of June 30, 2023, approximately $68.3 million remains available under the at-the-market program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In November 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. As of June 30, 2023, we declined the remaining tranches in borrowing capacity available to us under the Loan Agreement. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

In the first half of 2023, we initiated PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. As an organization, we have not previously conducted a clinical trial to the scale of the PALIZADE trial. We have engaged and intend to use a single contract research organization, or CRO, to manage the PALIZADE trial, and although we will oversee their performance and maintain certain regulatory responsibilities, the ultimate success of initiating, enrolling and completing this trial, and ensuring regulatory and quality compliance across several countries, will depend significantly on the CRO's performance, in addition to several other third-party service providers and clinical trial vendors in the United States and worldwide.

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

We plan to manufacture zetomipzomib and placebo in support of our PALIZADE trial and future development strategies. In the fourth quarter 2022, we conducted a scale up GMP manufacturing run of zetomipzomib that did not meet the quality standards for use in our clinical trials. We believe our existing supply of zetomipzomib will allow us to initiate the PALIZADE trial and PORTOLA trial, and we are continuing manufacturing activities to increase our clinical supply of zetomipzomib for these trials. However, if planned or future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS, that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025, although the Medicare drug price negotiation program is currently subject to legal challenges. The U.S. Department of Health and Human Services has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the six months ended June 30, 2023, the closing price of our common stock on The Nasdaq Global Select Market ranged from $2.31 per share to $7.31 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of recent bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Based upon our shares of our common stock outstanding as of June 30, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 61% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 16, 2023).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on February 3, 2020).
10.1+	Advisor Agreement between the Company and Christopher Kirk, Ph.D., dated April 22, 2023.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

Date: August 10, 2023	By:	/s/ John Fowler
John Fowler
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)