Form 10-Q
period 2023-09-30
Kezar Life Sciences, Inc.
filed 2023-11-13
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 72,692,963 shares of common stock, $0.001 par value per share, outstanding.

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
•
the potential milestone and royalty payments under certain of our license agreements;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,498	$40,456
Marketable securities	191,707	236,105
Accounts receivable	7,000	—
Prepaid expenses	4,376	8,241
Other current assets	935	920
Total current assets	230,516	285,722
Property and equipment, net	4,403	3,431
Operating lease right-of-use asset	8,072	9,741
Other assets	6,335	674
Total assets	$249,326	$299,568
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,120	$2,479
Accrued and other current liabilities	10,657	5,953
Operating lease liabilities, current	2,895	2,565
Total current liabilities	16,672	10,997
Operating lease liabilities, noncurrent	6,650	8,865
Long-term debt	10,010	9,834
Total liabilities	33,332	29,696
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 and 125,000,000 shares authorized as of September 30, 2023 (unaudited) and December 31, 2022, respectively; 72,692,963 and 68,493,429 shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022, respectively	73	68
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2023 (unaudited) and December 31, 2022	—	—
Additional paid-in capital	535,111	519,620
Accumulated other comprehensive loss	(687)	(923)
Accumulated deficit	(318,503)	(248,893)
Total stockholders' equity	215,994	269,872
Total liabilities and stockholders' equity	$249,326	$299,568

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Collaboration revenue	$7,000	$—	$7,000	$—
Operating expenses:
Research and development	23,738	13,860	63,055	36,150
General and administrative	8,789	5,067	20,780	14,978
Total operating expenses	32,527	18,927	83,835	51,128
Loss from operations	(25,527)	(18,927)	(76,835)	(51,128)
Interest income	2,820	1,390	8,376	1,906
Interest expense	(396)	(310)	(1,151)	(836)
Net loss	$(23,103)	$(17,847)	$(69,610)	$(50,058)
Net loss per common share, basic and diluted	$(0.32)	$(0.25)	$(0.96)	$(0.76)
Weighted-average shares used to compute net loss per common share, basic and diluted	72,681,645	72,153,952	72,491,870	65,730,202

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(23,103)	$(17,847)	$(69,610)	$(50,058)
Other comprehensive income (loss):
Foreign currency translation adjustments	(23)	(51)	(40)	(90)
Unrealized gain (loss) on marketable securities	166	(250)	276	(1,084)
Total other comprehensive income (loss), net of tax	143	(301)	236	(1,174)
Comprehensive loss	$(22,960)	$(18,148)	$(69,374)	$(51,232)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance as of December 31, 2022	68,493,429	$68	$519,620	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	2,236,233	2	(2)	—	—	—
Issuance of common stock under equity incentive plans	86,338	1	153	—	—	154
Stock-based compensation expense	—	—	4,263	—	—	4,263
Other comprehensive income	—	—	—	400	—	400
Net loss	—	—	—	—	(22,199)	(22,199)
Balance as of March 31, 2023	70,816,000	$71	$524,034	$(523)	$(271,092)	$252,490
Cashless exercise of pre-funded warrants	1,556,643	2	(2)	—	—	—
Issuance of common stock under equity incentive plans	160,171	—	382	—	—	382
Stock-based compensation expense	—	—	4,020	—	—	4,020
Other comprehensive loss	—	—	—	(307)	—	(307)
Net loss	—	—	—	—	(24,308)	(24,308)
Balance as of June 30, 2023	72,532,814	$73	$528,434	$(830)	$(295,400)	$232,277
Issuance of common stock under equity incentive plans	160,149	—	43	—	—	43
Stock-based compensation expense	—	—	6,634	—	—	6,634
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(23,103)	(23,103)
Balance as of September 30, 2023	72,692,963	$73	$535,111	$(687)	$(318,503)	$215,994

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance as of December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreement, net of offering costs of $1,504	3,245,738	4	48,638	—	—	48,642
Issuance of common stock under equity incentive plans	59,174	—	208	—	—	208
Stock-based compensation expense	—	—	3,104	—	—	3,104
Other comprehensive loss	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(16,024)	(16,024)
Balance as of March 31, 2022	59,564,659	$60	$429,715	$(782)	$(196,678)	$232,315
Issuance of common stock under the ATM Agreement, net of offering costs of $2,409	8,665,961	8	77,892	—	—	77,900
Issuance of common stock under equity incentive plans	111,022	—	420	—	—	420
Stock-based compensation expense	—	—	3,298	—	—	3,298
Other comprehensive loss	—	—	—	(382)	—	(382)
Net loss	—	—	—	—	(16,187)	(16,187)
Balance as of June 30, 2022	68,341,642	$68	$511,325	$(1,164)	$(212,865)	$297,364
Issuance of common stock under equity incentive plans	30,473	—	185	—	—	185
Stock-based compensation expense	—	—	3,787	—	—	3,787
Other comprehensive loss	—	—	—	(301)	—	(301)
Net loss	—	—	—	—	(17,847)	(17,847)
Balance as of September 30, 2022	68,372,115	$68	$515,297	$(1,465)	$(230,712)	$283,188

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,610)	$(50,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	786	1,306
Stock-based compensation	14,917	10,189
Amortization of premiums and discounts on marketable securities	(5,298)	(45)
Amortization of debt discount and issuance costs and other non-cash interest	176	158
Loss on disposition of fixed assets	3	4
Changes in operating assets and liabilities
Accounts receivable	(7,000)	—
Prepaid expenses, other current assets and other long-term assets	(1,811)	(5,245)
Accounts payable, accrued and other current liabilities	5,388	1,614
Operating lease assets and liabilities	(216)	(886)
Net cash used in operating activities	(62,665)	(42,963)
Cash flows from investing activities:
Purchases of property and equipment	(1,809)	(1,235)
Proceeds from sale of equipment	5	—
Purchases of marketable securities	(130,528)	(238,635)
Maturities of marketable securities	180,500	157,139
Net cash provided by (used in) investing activities	48,168	(82,731)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	126,542
Proceeds from issuance of common stock under equity incentive plans	579	813
Net cash provided by financing activities	579	127,355
Effect of exchange rate changes on cash and cash equivalents	(40)	(90)
Net (decrease) increase in cash and cash equivalents	(13,958)	1,571
Cash and cash equivalents at the beginning of period	40,456	62,882
Cash and cash equivalents at the end of period	$26,498	$64,453
Supplemental disclosures of noncash investing and financing information:
Purchases of property and equipment in accounts payable	$4	$81
Par value of common stock upon cashless exercise of prefunded warrants	$4	$—
Supplemental disclosures
Cash paid for interest	$975	$678

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

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, zetomipzomib (KZR-616) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $318.5 million as of September 30, 2023. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions such as Everest Collaboration that was entered into on September 20, 2023. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-261774). The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. As of September 30, 2023, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of September 30, 2023, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended September 30, 2023.

In October 2023, the Company announced a strategic restructuring and reduction of its workforce to prioritize the Company’s clinical-stage assets, zetomipzomib and KZR-261, and extend its operating capital.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2023 (the “Annual Report”), and other than revenue recognition, there have been no material changes during the nine months ended September 30, 2023.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of September 30, 2023 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such judgments, estimates and assumptions include the valuation of marketable securities, determining the fair-value of stock-based compensation, evaluating the progress to completion of external research and development costs, and the Company’s revenue recognition policy, particularly, (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its judgments, estimates and assumptions or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company applies the following five-step revenue recognition model in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606) in order to determine revenue:

(i) identify the contract with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when (or as) the Company satisfies a performance obligation.

At contract inception, the Company identifies the goods or services promised within the contract and assesses whether each promised good or service is distinct for the purpose of identifying performance obligations. A good or service that is promised to a customer is distinct if (1) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and (2) the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. In assessing whether a promised good or service is distinct in the context of a collaboration or licensing arrangement, the Company considers factors such as the research, manufacturing and commercialization capabilities of a collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, they are considered performance obligations.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is limited to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. If over time, recognition is based on the use of either an output or an input method, such that the method used best depicts the transfer of control to the customer.

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that it otherwise would have recognized is one year or less.

Recent Accounting Pronouncements

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, without triggering certain accounting impacts that could be required associated with an extinguishment of the contract. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of this guidance to include derivatives. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. As discussed in note 7 of the condensed consolidated financial statements, in June 2023 our loan agreement was amended and effective July 1, 2023, the interest base transitioned from LIBOR to Secured Overnight Financing Rate ("SOFR"). We applied the above guidance when accounting for this change (as discussed further in note 7), and adoption of this guidance did not have a material impact on our financial statements. As of September 30, 2023, we have no debt instruments that use LIBOR as a reference rate, and this guidance is not expected to have a material impact on our financial statements in the future.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance that are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any assets or liabilities measured using Level 3 inputs as of September 30, 2023 or December 31, 2022.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$25,724	$25,724	$—	$—
Marketable securities:
U.S. Treasury securities	46,768	46,768	—	—
Commercial paper	48,629	—	48,629	—
U.S. agency bonds	96,310	—	96,310	—
Total	$217,431	$72,492	$144,939	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$38,745	$38,745	$—	$—
Marketable securities:
U.S. Treasury securities	40,141	40,141	—	—
Commercial paper	117,478	—	117,478	—
Corporate debt securities	1,978	—	1,978	—
U.S. agency bonds	76,508	—	76,508	—
Total	$274,850	$78,886	$195,964	$—

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$25,724	$—	$—	$25,724
Marketable securities:
U.S. Treasury securities	46,923	1	(156)	46,768
Commercial paper	48,706	1	(78)	48,629
U.S. agency bonds	96,481	—	(171)	96,310
Total available-for-sale securities	$217,834	$2	$(405)	$217,431
Cash				774
Total cash, cash equivalent and marketable securities				$218,205

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$38,745	$—	$—	$38,745
Marketable securities:
U.S. Treasury securities	40,340	—	(199)	40,141
Commercial paper	117,855	2	(379)	117,478
Corporate debt securities	1,978	—	—	1,978
U.S. agency bonds	76,610	56	(158)	76,508
Total available-for-sale securities	$275,528	$58	$(736)	$274,850
Cash				1,711
Total cash, cash equivalent and marketable securities				$276,561

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of September 30, 2023 and December 31, 2022.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Less than 12 consecutive months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$16,089	$(102)	$25,455	$(54)
Commercial paper	33,635	(78)	—	—
U.S. agency bonds	96,309	(171)	—	—
Total	$146,033	$(351)	$25,455	$(54)

	December 31, 2022
	Less than 12 consecutive months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$33,782	$(196)	$6,359	$(3)
Commercial paper	112,706	(379)	—	—
Corporate debt securities	1,978	—	—	—
U.S. agency bonds	33,942	(147)	5,490	(11)
Total	$182,408	$(722)	$11,849	$(14)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. The Company currently does not intend to sell these securities prior to maturity and does not consider these investments to be other-than-temporarily impaired as of September 30, 2023. There were no sales of available-for-sale securities in any of the periods presented.

As of September 30, 2023, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing in:	Cost	Fair Value
One year or less	$187,100	$186,752
One to two years	30,734	30,679
Total available-for-sale securities	$217,834	$217,431

5. Balance Sheet Components

Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Advance for clinical-related costs, current	$2,233	$6,760
Licenses, dues and subscriptions	591	376
Insurance	1,065	741
Others	487	364
Total prepaid expenses	$4,376	$8,241

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$3,551	$3,366
Furniture, laboratory and office equipment	5,639	4,423
Computer equipment	353	244
Total property and equipment	9,543	8,033
Less accumulated depreciation and amortization	(5,140)	(4,602)
Property and equipment, net	$4,403	$3,431

Depreciation expense was $0.3 million and $0.8 million for each of the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.

Other Assets

Other assts consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Advance for clinical related costs, non-current	$5,503	$—
Deposits for operating lease	674	674
Others	158	—
Total other assets	$6,335	$674

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical costs	$5,524	$1,007
Accrued preclinical and research costs	1,758	1,368
Accrued employee-related costs	2,908	3,260
Accrued professional services	407	53
Other	60	265
Total accrued liabilities	$10,657	$5,953

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

Information related to the Company’s ROU asset and related lease liabilities were as follows (in thousands):

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Cash paid for operating lease liabilities	$649	$1,885
Operating lease costs	866	2,598
Variable lease costs	380	1,115

Maturities of lease liabilities as of September 30, 2023 were as follows:
Less than 12 months		$3,859
13 - 24 months		3,991
25 - 36 months		3,437
Total undiscounted lease payments		11,287
Less: imputed interest		(1,742)
Total lease liabilities		$9,545

Operating lease liabilities, current		2,895
Operating lease liabilities, noncurrent		6,650
Total operating lease liabilities		9,545

7. Long-Term Debt

In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provided the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. The Company declined these remaining tranches in borrowing capacity available to it under the Loan Agreement. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement.

Until June 30, 2023, the Term Loans bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. A LIBOR transition event occurred effective July 1, 2023 and Oxford Finance subsequently replaced the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on the Company’s financial statements.

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

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of September 30, 2023, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	September 30, 2023	December 31, 2022
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(268)	(342)
Cumulative accretion of final fee	278	176
Long-term debt, net	$10,010	$9,834

As of September 30, 2023, the estimated future principal payments due were as follows:

Years Ending December 31,
2023	$—
2024	—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 3,793,706 shares of the Company’s common stock. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.001 per share and expired 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In January 2023, warrant holders exercised 2,236,553 shares of outstanding pre-funded warrants at an exercise price of $0.001 per share. In April 2023, warrant holders exercised the remaining 1,557,153 shares of outstanding pre-funded warrants. As of September 30, 2023, there were no pre-funded warrants outstanding.

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

As of September 30, 2023, options to purchase 1,337,500 shares of common stock were outstanding, and 1,662,500 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of September 30, 2023, options to purchase 10,606,553 shares of common stock and 304,546 RSUs were outstanding, and 1,122,652 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2023, options to purchase 1,387,858 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2022, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2023. As of September 30, 2023, 503,836 shares of common stock had been issued under the ESPP and 829,388 shares remained available for future issuance under the ESPP.

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

Option Repricing

On July 24, 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $2.28 per share, the closing price of the Common Stock on July 24, 2023. Outstanding options that were granted under the 2015 Plan and the Inducement Plan were not included in the Option Repricing. The Option Repricing included options granted pursuant to the 2018 Plan that were held by, among others, members of the Company’s board of the directors (other than options granted in June 2023) and the Company’s named executive officers and principal financial officer.

As a result of the Option Repricing, 9,904,755 shares of vested and unvested stock options outstanding as of July 24, 2023, with original exercise prices ranging from $2.44 to $22.85 per share, were repriced to $2.28 per share. The total incremental fair value to be recognized as a result of the repricing was approximately $4.7 million. The incremental fair value attributable to the vested option shares, totaling approximately $2.3 million, was recognized as stock-based compensation expense during the three months ended September 30, 2023. The remaining incremental fair value attributable to the unvested option shares will be amortized over the remaining requisite service periods, which range from the date of the Option Repricing through the end of 2026.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	9,684,810	$8.12	7.6	$15,407
Options granted	4,788,994	$5.35
Options exercised	(155,871)	$1.65		$376
Options cancelled/forfeited	(986,022)	$8.16
Outstanding as of September 30, 2023	13,331,911	$2.76	7.3	$48
Vested and exercisable as of September 30, 2023	6,614,659	$2.65	6.3	$48

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2023 was $1.72 and $4.03 per share, respectively. The aggregate intrinsic values of exercised stock options during the three and nine months ended September 30, 2023 were $0.1 million and $0.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Activity

During the nine months ended September 30, 2023, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2022	434,790	$9.80
RSUs granted	81,619	$6.84
RSUs vested	(125,188)	$9.88
RSUs forfeited	(86,675)	$9.20
Outstanding as of September 30, 2023	304,546	$9.14

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$3,140	$1,836	$7,421	$4,754
General and administrative	3,494	1,951	7,496	5,435
Total stock-based compensation expense	$6,634	$3,787	$14,917	$10,189

As of September 30, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $37.5 million with an estimated weighted average amortization period of 2.6 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (years)	6.1	6.0	5.5 - 6.1	5.3 - 6.0
Expected volatility	87.6 - 88.0%	88.1 - 88.5%	87.6 - 88.3%	84.3 - 88.5%
Risk-free interest rate	4.1 - 4.2%	3.0 - 3.7%	3.5 - 4.3%	1.6 - 3.7%
Expected dividend yield	—	—	—	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding and was determined by calculating the midpoint between the date of vesting and the contractual life of each option. The expected term of the ESPP rights is equal to the six-month look-back period. Volatility is based on the weighted average of the historical volatility of the Company's stock price and that of a peer group of public companies over the expected term. The peer group was selected on the basis of operational and economic similarity with the Company’s principal business operations. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.

10. Everest Collaboration

On September 20, 2023, the Company entered into a Collaboration and License Agreement (the “Everest License Agreement”) with Everest Medicines II (HK) Limited (“Everest”) pursuant to which, among other things, the Company granted to Everest an exclusive license to develop and commercialize one or more products containing the Company’s proprietary compound, zetomipzomib (the “Products”), in the licensed field in the Greater China region (Mainland China, Taiwan, Hong Kong and Macau), South Korea, Singapore, Malaysia, Thailand, Indonesia, Vietnam and the Philippines (the “Territory”). The licensed field includes all uses other than the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions. Everest Medicines Limited is also a party to the Everest License Agreement solely for limited purposes, including to guarantee the performance by Everest of its obligations under the Everest License Agreement.

Under the terms of the Everest License Agreement, the Company received one-time, irrecoverable, non-refundable and non-creditable upfront payment of $7.0 million in October 2023, certain variable payments for manufacturing supply services, and is entitled to receive milestone payments upon achievement of certain development, regulatory and commercial milestone events, for total potential milestone payments of up to $125.5 million. In addition, Everest will pay to the Company tiered royalties on the net sales of the Products in the Territory during the term of the Everest License Agreement ranging from the single digit to the low-teens, subject to certain reductions for patent expiration, generic competition and payments for licenses to third party patents.

The term of the Everest License Agreement will continue on a market-by-market basis until expiration of the relevant royalty term of the Products, unless terminated earlier. Everest has the right to terminate the Everest License Agreement for convenience following completion, suspension or termination of the PALIZADE clinical trial. The Company may terminate the Everest License Agreement if Everest challenges the Company’s patents or fails to perform any development or commercialization activities for a continuous period of more than twelve (12) months, subject to certain exceptions. In addition, either party may terminate the Everest License Agreement for the other party’s uncured breach or insolvency, and the Everest License Agreement will automatically terminate in the event of termination of the Company’s exclusive license agreement with Onyx Therapeutics, Inc.

Under the terms of the Everest License Agreement, at the election of Everest, the Company may manufacture and provide clinical supply to Everest to use in development and commercialization in the Territory at the fully burdened manufacturing cost plus specified margins, as defined within the Everest License Agreement. Certain of these provisions were determined to be options to acquire additional goods or services at a price that approximates the stand-alone selling price for that good or service and therefore do not represent material rights, or separate performance obligations, within the context of the Everest License Agreement. The Company evaluated the Everest License Agreement and determined it was within the scope of ASC 606. The transaction price was determined to consist of the upfront payment of $7.0 million.

License of Intellectual Property. The license to the Company’s intellectual property and associated know-how represents a distinct performance obligation. The license and associated know-how was transferred to Everest in the third quarter of 2023 to satisfy this performance obligation. The Company allocated the full transaction price to the license of the Company’s intellectual property and accordingly recognized collaboration revenue of $7.0 million for the three and nine months ended September 30, 2023.

Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of September 30, 2023, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of September 30, 2023.

As of September 30, 2023, the Company had a receivable of $7.0 million, representing the billed amount related to the upfront payment in September 2023, that the Company had unconditional right to receive under the Everest License Agreement.

11. Income Taxes

No provision for income taxes was recorded for the three and nine months ended September 30, 2023 and 2022, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The CARES Act enacted the Employee Retention Credit (“ERC”) to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. During the nine months ended September 30, 2023, the Company received refunds of approximately $1.4 million related to ERCs that offset the related payroll expenses in the respective operating costs and expenses line item in the condensed consolidated statements of operations.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under the PATH Act for 2016 through 2020. During the nine months ended September 30, 2022, the Company utilized $79,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities. All R&D tax credits have been fully utilized as of December 31, 2022.

12. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(23,103)	$(17,847)	$(69,610)	$(50,058)
Denominator:
Weighted-average shares of common stock outstanding	72,681,645	72,153,952	72,491,870	65,730,202
Net loss per share, basic and diluted	$(0.32)	$(0.25)	$(0.96)	$(0.76)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	13,331,911	9,552,954
Restricted stock units subject to future vesting	304,546	438,415
Total	13,636,457	9,991,369

13. Related Party Transactions

In connection with the resignation of Christopher Kirk, Ph.D. from his role as President and Chief Scientific Officer of the Company, the Company and Dr. Kirk entered into an Advisor Agreement, effective as of April 22, 2023 (the “Advisor Agreement”), pursuant to which Dr. Kirk provided scientific and strategic advisory services as a consultant to the Company (the “Services”). The Services were provided at a rate of $41,050 per month, and the Company reimbursed Dr. Kirk for the cost of premiums for continued COBRA coverage through the termination date of the Advisor Agreement, discussed in the Note 14 Subsequent Events below.

Pursuant to the Advisor Agreement, the Company recognized approximately $127,000 and $223,000 of compensation expense during the three and nine months ended September 30, 2023, respectively, of which $42,000 was recorded in accrued liabilities as of September 30, 2023.

14. Subsequent Events

Workforce Reduction

In October 2023, the Company announced a strategic restructuring and workforce reduction (the “Workforce Reduction”) to prioritize the Company’s clinical-stage assets and extend its cash runway. All employees affected by the Workforce Reduction were eligible to receive, among other things, severance payments and the continuation of group health insurance coverage for a specified time period post-termination.

The Company expects the severance-related charge associated with the Workforce Reduction to be approximately $2.9 million to $3.2 million, of which $0.8 million represented severance and COBRA costs relate to an officer’s employment contract, which were recorded as accrued liabilities as of September 30, 2023 because they related to a contractual post-employment benefit that was probable and estimable. The severance-related charge, which is expected to represent cash expenditures incurred in connection with the Workforce Reduction, are subject to a number of assumptions, and the actual results may materially differ. The Company expects that the majority of the severance-related charges will be incurred in the fourth quarter of 2023. The Company is assessing other potential charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Workforce Reduction, including potential impairment charges due to the pausing of the Company’s research and drug discovery activities.

Management Changes

On September 30, 2023, John Fowler, the Company’s Chief Executive Officer, notified the board of directors of his resignation, effective November 7, 2023 (the “Transition Date”). Mr. Fowler will continue to serve as a member of the board of directors following the Transition Date. Christopher Kirk, Ph.D. was appointed as the Company’s Chief Executive Officer, effective as of the Transition Date. In connection with this transition, Mr. Fowler entered into a separation and consulting agreement with the Company (the “Fowler Agreement”), pursuant to which Mr. Fowler will provide transition services to the Company for a period of 12 months following the Transition Date. Pursuant to the Fowler Agreement, Mr. Fowler will be paid a consulting fee of $5,000 per month, and his outstanding equity awards will continue to vest in accordance with their terms so long as Mr. Fowler provides continuous service to the Company, including as a member of the board of directors. In addition, Mr. Fowler agreed to waive participation in the Company’s Non-Employee Director Compensation Policy for the term of the consulting period.

On October 2, 2023, Dr. Kirk entered into an executive employment agreement with the Company as Chief Executive Officer (the “Kirk Agreement”), pursuant to which, beginning on the Transition Date, Dr. Kirk will receive an annual base salary of $600,000 with an annual target bonus of 55% of his annual base salary. Dr. Kirk will also receive a sign-on bonus of $75,000 and an option to purchase 875,000 shares of common stock pursuant to the Company’s 2018 Equity Incentive Plan. The stock option vests in equal monthly installments over a four-year period, subject to Dr. Kirk’s continuous service to the Company through each vesting date. Additionally, Dr. Kirk is entitled to certain severance benefits pursuant to the Kirk Agreement. Effective on the Transition Date, the Advisor Agreement with Dr. Kirk was immediately terminated.

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

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has successfully completed Phase 1a testing in healthy volunteers, a Phase 1b trial in patients with systemic lupus erythematosus, or SLE, and a Phase 2a trial in patients with lupus nephritis, or LN. In the first half of 2023, we initiated PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. Target enrollment is 279 patients, who will be randomly assigned (1:1:1) to receive 30 mg of zetomipzomib, 60 mg of zetomipzomib or placebo subcutaneously once weekly for 52 weeks, in addition to standard background therapy. Background therapy can, but will not be mandated to, include standard induction therapy. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE, a chronic inflammatory disease.

In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. Our PORTOLA trial is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH, a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage. Target enrollment is 24 patients, who will be randomly assigned (2:1) to receive either zetomipzomib or placebo in addition to background corticosteroid therapy for 24 weeks and includes a protocol-mandated steroid taper by Week 14.

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

Our oncology product candidate, KZR-261, is being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study is being conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. As of November 2023, the dose escalation portion of the study is enrolling Cohort 8 (60 mg/m2). KZR-261 is the first clinical candidate from our novel research platform targeting the Sec61 translocon and the protein secretion pathway for the discovery and development of small molecule therapeutics for oncology and autoimmune indications. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival.

We believe this discovery platform has the potential to yield additional small molecule product candidates with the ability to inhibit multiple pathways as a single agent, as well as compounds designed to selectively inhibit a single secreted or transmembrane protein of interest. For example, in November 2022, we presented promising preclinical data on KZR-540, an orally bioavailable small molecule that selectively blocks PD-1 expression via inhibition of the Sec61 translocon. If successfully developed and approved, small molecules generated from our protein secretion program could serve as alternatives to currently marketed biologic therapeutics to act as cytotoxic anti-cancer agents or to block the secretion of novel targets of interest in immuno-oncology or inflammation. In October 2023, we announced that we have paused preclinical research and discovery activities and are exploring strategic alternatives for our protein secretion platform and related preclinical programs.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, public offerings of common stock and pre-funded warrants to purchase common stock and debt. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. We have incurred significant operating losses since our inception. Our net losses were $68.2 million and $69.6 million for the year ended December 31, 2022 and the nine months ended September 30, 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $318.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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
•
seek to develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
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

Our Pipeline

The following table sets forth the status and initial focus of our product candidates and protein secretion program:

m

Recent Events

Collaboration and License Agreement

On September 20, 2023, we entered into a collaboration and license agreement (the “Everest License Agreement”), pursuant to which, among other things, we granted to Everest an exclusive license to develop and commercialize one or more products containing our proprietary compound, zetomipzomib, in the licensed field in the Greater China region (Mainland China, Taiwan, Hong Kong and Macau), South Korea, Singapore, Malaysia, Thailand, Indonesia, Vietnam and the Philippines (the “Territory”). The licensed field includes all uses other than the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions. Everest Medicines Limited is also a party to the Everest License Agreement solely for limited purposes, including to guarantee the performance by Everest of its obligations under the Everest License Agreement.

Under the terms of the Everest License Agreement, we received from Everest an initial upfront payment of $7.0 million in October 2023 and are entitled to receive from Everest milestone payments upon achievement of certain development, regulatory and commercial milestone events, for total potential milestone payments of up to $125.5 million. In addition, Everest will pay us tiered royalties on the net sales in the Territory during the term of the Everest License Agreement ranging from the single digit to the low-teens, subject to certain reductions for patent expiration, generic competition and payments for licenses to third party patents.

October 2023 Restructuring

In October 2023, we announced a strategic restructuring and workforce reduction (the “Workforce Reduction”) to prioritize our clinical-stage assets and extend our cash runway, reducing our workforce by approximately 41%. All employees affected by the Workforce Reduction were eligible to receive, among other things, severance payments and the continuation of group health insurance coverage for a specified time period post-termination.

We anticipate the severance-related charge associated with the Workforce Reduction to be approximately $2.9 million to $3.2 million, of which $0.8 million represented severance and COBRA costs relate to an officer’s employment contract, which were recorded as accrued liabilities as of September 30, 2023 because they related to a contractual post-employment benefit that was probable and estimable. The severance-related charge, which is expected to represent cash expenditures in connection with the Workforce Reduction, is subject to a number of assumptions and actual results may differ materially. We expect that the majority of the severance-related charges will be incurred in the fourth quarter of 2023. We are assessing other potential charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Workforce Reduction, including potential impairment charges due to the pausing of our research and drug discovery activities.

Financial Operations Overview

Collaboration Revenue

We have no products approved for commercial sales and, to date, have not generated any revenue from the sale of products, and we do not expect to generate any revenue from the sale of products in the near future.

Our revenue to date has been generated from the upfront payment pursuant to our collaboration with Everest under the Everest License Agreement. Collaboration revenue consists of revenue received from upfront, milestone and contingent payments received from the strategic partner. We recognize collaboration revenue when the performance obligation is satisfied.

In addition to receiving an upfront payment, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. If a milestone is considered probable of being reached, and if it is probable that a significant revenue reversal would not occur, the associated milestone amount would also be included in the transaction price.

We expect that any collaboration revenue we generate from our current collaboration and license agreement, and from any future collaboration partners, will fluctuate as a result of the timing and amount of upfront, milestones and other collaboration agreement payments and other factors.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$15.2	$8.2	$39.3	$20.9
KZR-261	4.2	3.1	11.9	8.1
Protein Secretion	4.3	2.6	11.9	7.2
Total research and development expenses	$23.7	$13.9	$63.1	$36.2

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

Interest Expense

Our interest expense is related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our Loan Agreement with Oxford Finance.

July 2023 Option Repricing

On July 24, 2023, the Compensation Committee of the Company’s Board of Directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $2.28 per share, the closing price of the Common Stock on July 24, 2023. As a result of the Option Repricing, 9,904,755 vested and unvested stock options outstanding as of July 24, 2023 granted under the 2018 Plan with original exercise prices ranging from $2.44 to $22.85, were repriced. The total incremental fair value to be recognized as a result of the repricing was approximately $4.7 million. The incremental fair value attributable to the vested option shares, totaling approximately $2.3 million, was recognized as non-cash stock-based compensation expense during the three months ended September 30, 2023. The remaining incremental fair value attributable to the unvested option shares will be amortized over the remaining requisite service period, which is largely through the end of 2026.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
(dollars in millions)	2023	2022	$ Change
Collaboration revenue	$7.0	$—	$7.0
Operating expenses:
Research and development	23.7	13.9	9.8
General and administrative	8.8	5.1	3.7
Total operating expenses	32.5	19.0	13.5
Loss from operations	(25.5)	(19.0)	(6.5)
Interest income	2.8	1.4	1.4
Interest expense	(0.4)	(0.3)	(0.1)
Net loss	$(23.1)	$(17.9)	$(5.2)

Collaboration Revenue

Collaboration revenue increased by $7.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the upfront payment under the Everest License Agreement.

Research and Development Expenses

Research and development expenses increased by $9.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was due to an increase of $5.3 million in clinical expenses primarily related to increased activities for the PALIZADE trial, an increase of $1.6 million in personnel expenses, an increase of $1.3 million in stock-based compensation primarily from the Option Repricing, an increase of $0.8 million in facility-related expense due to the increase rent from additional lease space, an increase of $0.5 million in consulting expenses and an increase of $0.2 million in manufacturing expenses related to the timing of drug manufacturing runs.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was due to an increase of $1.6 million in legal and professional service costs largely in connection with the Everest License Agreement, an increase of $1.5 million in stock-based compensation primarily from the Option Repricing, an increase of $0.4 million in personnel expenses due to an increase in headcount and an increase of $0.2 million in facility-related expense.

Interest Income

Interest income increased by $1.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to an increase in interest rates.

Interest Expense

Interest expense increased by $0.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ Change
Collaboration revenue	$7.0	$—	$7.0
Operating expenses:
Research and development	63.1	36.2	26.9
General and administrative	20.8	15.0	5.8
Total operating expenses	83.9	51.2	32.7
Loss from operations	(76.9)	(51.2)	(25.7)
Interest income	8.4	1.9	6.5
Interest expense	(1.1)	(0.8)	(0.3)
Net loss	$(69.6)	$(50.1)	$(19.5)

Collaboration Revenue

Collaboration revenue increased by $7.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the upfront payment under the Everest License Agreement.

Research and Development Expenses

Research and development expenses increased by $26.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was due to an increase of $12.7 million in clinical expenses primarily related to increased activities for the PALIZADE trial, an increase of $4.2 million in personnel and recruiting expenses, an increase of $2.8 million in facility-related expense due to the increase rent from additional lease space, an increase of $2.7 million in stock-based compensation, an increase of $1.9 million in research and preclinical activities related to protein secretion, an increase of $1.9 million in manufacturing expenses and an increase of $0.6 million in consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $5.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was due to an increase of $2.1 million in stock-based compensation, an increase of $2.0 million in legal and other professional services, an increase of $1.2 million in personnel and recruiting expenses due to an increase in headcount and salaries, and an increase of $0.4 million in facility-related expense.

Interest Income

Interest income increased by $6.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was due to an increase in interest rates.

Interest Expense

Interest expense increased by $0.3 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had $218.2 million in cash, cash equivalents and marketable securities. As of September 30, 2023, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was 19 months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $69.6 million for the nine months ended September 30, 2023, and we had an accumulated deficit of $318.5 million as of September 30, 2023.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-261774). We will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of September 30, 2023, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of September 30, 2023, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended September 30, 2023.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of September 30, 2023, we declined these tranches in borrowing capacity available to us under the Loan Agreement.

Until June 30, 2023, the Loan Agreement bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential one-year extension upon satisfaction of certain conditions. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement. A LIBOR transition event occurred effective July 1, 2023 and Oxford Finance revised the Loan Agreement to replace the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on the Company’s financial statements.

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

Our material cash requirements as of September 30, 2023 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of September 30, 2023, we have $3.9 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information. In addition, pursuant to our exclusive license agreement with Onyx Therapeutics, Inc., or the Onyx License Agreement, we expect to recognize and pay a $5.0 million milestone payment in the fourth quarter of 2023 for the initiation of the PALIZADE trial.

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

We will require additional financing to fund working capital and pay our obligations. We may pursue financing opportunities through a combination of equity offerings, debt financings and additional funding from license and collaboration agreements. Except for any obligations of Everest to reimburse us for research and development expenses or to make milestone or royalty payments under the Everest License Agreement, we have no committed external sources of funding. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us or at all. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(62.7)	$(43.0)
Net cash provided by (used in) investing activities	$48.2	$(82.7)
Net cash provided by financing activities	$0.6	$127.4

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $62.7 million, which consisted of a net loss of $69.6 million and a net change of $3.6 million in our net operating assets and liabilities, adjusted by non-cash charges of $10.6 million. The non-cash charges consisted of $14.9 million for stock-based compensation expense, $0.8 million for depreciation and amortization, and $0.2 million of non-cash interest expense, offset by $5.3 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $7.0 million in accounts receivable, an increase of $1.8 million in prepaid and other current assets driven by the start-up clinical activities related to the PALIZADE trial, and a decrease of $0.2 million in operating lease asset and liabilities, offset by an increase of $5.4 million in accounts payable and accrued liabilities due to increased clinical expenditures.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $48.2 million for the nine months ended September 30, 2023, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $1.8 million during the nine months ended September 30, 2023.

Net cash used in investing activities was $82.7 million for the nine months ended September 30, 2022, primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment were $1.2 million during the nine months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.6 million, primarily from the issuance of common stock pursuant to our employee equity plans.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $127.4 million, primarily relating to the net proceeds received from sales of common stock under the ATM Agreement and $0.8 million from the issuance of common stock pursuant to our employee equity plans.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported collaboration revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, and collaboration revenue recognition that are not readily apparent from other sources. For revenue recognition, judgment includes (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied. Actual results may differ from these estimates under different assumptions or conditions.

Other than collaboration revenue recognition, there have been no other material changes to our critical accounting judgments and estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $218.2 million as of September 30, 2023, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2023, our cash equivalents and marketable securities had an average maturity of approximately 5 months and the longest maturity was 19 months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Approximately $0.7 million of our cash balance was located in Australia as of September 30, 2023. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
We are dependent upon Everest for the further development and commercialization of zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries.
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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $68.2 million for the year ended December 31, 2022 and $69.6 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $318.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $218.2 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2023, and our available borrowing capacity will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and impacts, including as a result of future bank failures or geopolitical tensions such as the Russia-Ukraine or Israel-Hamas wars, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

We do not currently have any commitments for future funding other than reimbursement, milestone and royalty payments we may receive under our Everest License Agreement, and we may not receive any further funds under that agreement. In any event, we will require substantial additional capital to develop a delivery system for zetomipzomib, conduct additional clinical trials, seek regulatory approval and commence commercialization of zetomipzomib, KZR-261 or any future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize zetomipzomib, KZR-261 and any future product candidates.

If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing discovery, development and commercialization efforts, which will harm our business, operating results and prospects.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of September 30, 2023, approximately $68.3 million remains available under the at-the-market program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In addition, if we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. For example, in September 2023, we entered into a collaboration and license agreement with Everest granting it an exclusive license to develop and commercialize zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries in exchange for an upfront payment and potential milestone and royalty payments.

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

In November 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. As of September 30, 2023, we declined the remaining tranches in borrowing capacity available to us under the Loan Agreement. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Due to the significant resources required for clinical development, we are required to make strategic decisions for the development of our product candidates. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other opportunities that may be more profitable or for which there may be a greater likelihood of success.

The development of zetomipzomib and KZR-261 requires significant capital investment. Due to the significant resources required for clinical development, we must focus our research and development efforts on specific indications and decide which development opportunities to pursue and advance for each program. Our decisions concerning the allocation of development, management and financial resources may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates.

We may explore strategic collaborations, which would require us to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

Over time, our business strategy may include entering into product development collaborations, including strategic collaborations with major biotechnology or pharmaceutical companies. For example, in September 2023, we entered into a collaboration and license agreement with Everest granting it exclusive license to develop and commercialize zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries in exchange for an upfront payment and potential milestone and royalty payments. We cannot predict what form such a strategic collaboration might take. We face significant competition in seeking appropriate strategic collaborators, and the negotiation process can be complicated and time consuming. Even if we are successful in our efforts to establish new development collaborations, the terms of such collaborations may not be favorable to us. Entering into future collaborations could subject us to a number of risks, including:

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing zetomipzomib to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis and autoimmune hepatitis. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, our ability to provide zetomipzomib for at-home administration, and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, the impact of public health crises, or geopolitical tensions, such as the Russia-Ukraine or Israel-Hamas wars, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

We plan to continue manufacturing zetomipzomib and placebo in support of our PALIZADE and PORTOLA trials, to supply Everest under the Everest License Agreement and to support our future development strategies. We believe our existing supply of zetomipzomib will allow us to initiate the PALIZADE trial and PORTOLA trial, and we are continuing manufacturing activities to increase our clinical supply of zetomipzomib for these trials. However, if planned or future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy. For example, in the fourth quarter 2022, we conducted a scale up GMP manufacturing run of zetomipzomib that did not meet the quality standards for use in our clinical trials.

In addition, our contract manufacturing organizations, or CMOs, may be unable to successfully increase the manufacturing scale for our product candidates in a timely or cost-effective manner and may experience delays due to limited manufacturing capacity. In addition, quality issues may arise during manufacturing activities. If our CMOs are unable to successfully manufacture our product candidates in sufficient quantity in a timely manner, our planned clinical trials may be delayed or modified and we may also be unable to fulfill our obligations under the Everest License Agreement, giving rise to the ability of Everest to terminate its collaboration or other potential adverse consequences as provided in the Everest License Agreement.

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

We are dependent upon our collaboration with Everest to further develop and commercialize zetomipzomib in the Greater China region, South Korea and select Southeast Asian countries. If we or Everest fail to perform as expected, the potential for us to generate future revenues under the collaboration could be significantly reduced, the development and commercialization of zetomipzomib may be substantially delayed, and our business could be adversely affected.

In September 2023, we entered into the Everest License Agreement granting Everest an exclusive license to develop and commercialize zetomipzomib in the greater China region, South Korea, and select Southeast Asian countries. Under the terms of the Everest License Agreement, we received an initial upfront payment of $7.0 million and are entitled to receive milestone payments upon achievement of certain development, regulatory and commercial milestone events, for total potential milestone payments of up to $125.5 million. In addition, Everest will pay to the Company tiered royalties on the net sales of zetomipzomib in the Territory during the term of the Everest License Agreement ranging from the single digit to the low-teens, subject to certain reductions.

Everest will be responsible for, at its own cost, and is required to use commercially reasonable efforts to, develop and commercialize zetomipzomib in the licensed territory. In addition, we will collaborate with Everest on the PALIZADE trial, where Everest will have primary responsibility for clinical development and regulatory activities in the licensed territory and will reimburse the Company for clinical trial costs incurred in the licensed territory. Everest will also have the opportunity to participate in the Company’s future global clinical trials involving zetomipzomib. The Company has agreed supply zetomipzomib to Everest during the term of the

Everest License Agreement, subject to Everest’s option to manufacture zetomipzomib for its own use in the licensed territory following completion of the PALIZADE trial.

There can be no assurance that the parties will achieve any of the regulatory, development or sales milestones, or that we will receive any future milestone or royalty payments under the Everest License Agreement. Everest’s activities may be influenced by, among other things, the efforts and allocation of resources by Everest, which we cannot control. If Everest does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, manufacturing, regulatory approval, and commercialization efforts related to zetomipzomib could be substantially delayed.

In addition, our collaboration with Everest may be unsuccessful due to other factors, including, without limitation, the following:

•
Everest may terminate the agreement for convenience following completion, suspension or termination of the PALIZADE trial;
•
Everest may change the focus of its development and commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to zetomipzomib;
•
Everest may, within its commercially reasonable discretion, choose not to develop and commercialize zetomipzomib in any part of the licensed territory or for one or more indications, if at all; and
•
If Everest is acquired during the term of our collaboration, the acquirer may have competing programs or different strategic priorities that could cause it to reduce its commitment to our collaboration or to terminate the collaboration.

The actions of Everest and any other current or future licensees could adversely affect our business.

We currently exclusively license zetomibzomib to Everest to develop and commercialize zetomipzomib in the greater China region, South Korea and select Southeast Asian countries. It is possible that any clinical trials conducted by Everest or any other current or future licensees in its respective licensed territories could have negative results, which in turn could have a material adverse effect on the development and commercialization of zetomipzomib in the United States and the rest of the world. In addition, we will depend on Everest or any other current or future licensee to comply with all applicable laws relative to the development and commercialization of zetomipzomib in its respective licensed territories. If Everest were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations to us, it is possible we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences. In addition, in the event of any termination, breach or expiration of the Everest License Agreement, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of zetomipzomib in the greater China region, South Korea and select Southeast Asian countries.

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

We do not own or operate facilities for drug manufacturing, testing, storage or distribution. We are dependent on third parties to manufacture the clinical supplies of our product candidates. Moreover, under the Everest License Agreement, we have committed to providing Everest with supply of zetomipzomib for the development and commercialization of zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries, which we will have to source from third party manufacturers. Any significant delay in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials or cause us to breach our obligations under the Everest License Agreement. We are completely dependent on our CMOs for compliance with cGMP for manufacture of both active drug substances and finished drug products. If our CMOs cannot successfully manufacture active drug substances and finished drug product that conform to our specifications and the strict regulatory requirements of the FDA and comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our timelines and ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Further, our Workforce Reduction announced in October 2023 may make retention of our current personnel both more important and more challenging. This Workforce Reduction resulted in the loss of certain longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, medical affairs, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. This could be a particular challenge as a result of the Workforce Reduction announced in October 2023. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the nine months ended September 30, 2023, the closing price of our common stock on The Nasdaq Global Select Market ranged from $1.08 per share to $7.31 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions, such as the Russia-Ukraine and Israel-Hamas wars; and
•
investors’ general perception of us and our business.

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

Based upon our shares of our common stock outstanding as of September 30, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 55% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on February 3, 2020).
10.1+	Executive Employment Agreement, between the Company and Christopher J. Kirk, Ph.D., dated as of November 7, 2023.
10.2+	Separation and Consulting Agreement, between the Company and John Fowler, dated October 3, 2023.
10.3+	Separation Agreement, between the Company and Noreen Henig, M.D., dated October 23, 2023.
10.4†	Collaboration and License Agreement, by and between the Company and Everest Medicines II (HK) Limited, dated as of September 20, 2023.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

† Certain information has been omitted from this document in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kezar Life Sciences, Inc. (Registrant)

Date: November 13, 2023	By:	/s/ Christopher Kirk
Christopher Kirk
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)