Form 10-K
period 2023-12-31
Kezar Life Sciences, Inc.
filed 2024-03-14
CIK 1645666

P

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023, was approximately $173 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2024 was 72,801,359.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2024 Annual Meeting of Stockholders of the registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing two drug development programs that harness different regulators of cellular function: the first targets the immunoproteasome which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function, and the second targets the Sec61 translocon, which is located on the endoplasmic reticulum and represents the beginning of the protein secretion pathway. Targeting these fundamental regulators of cellular function offers an attractive approach to treating many diseases.

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has successfully completed Phase 1a testing in healthy volunteers and a Phase 1b/2a clinical trial in patients with systemic lupus erythematosus, or SLE, with or without lupus nephritis, or LN (the MISSION trial). We are now conducting PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. Our PORTOLA trial is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE.

Based on clinical data generated to date with zetomipzomib, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received zetomipzomib in our MISSION trial. The safety and tolerability profiles of zetomipzomib has been favorable and consistent with the needs for a long-term therapy.

Our oncology product candidate, KZR-261, is a small molecule agent being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study is being conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. KZR-261 was discovered from our novel research platform targeting the Sec61 translocon and the protein secretion pathway. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival.

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
•
minimal predicted clinically relevant risk for drug-drug interactions;
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

PALIZADE Phase 2b Trial

PALIZADE is a Phase 2b global, placebo-controlled, double-blind clinical trial evaluating the efficacy and safety of two dose-levels of zetomipzomib in patients with active LN. Target enrollment will be 279 patients, who will be randomly assigned (1:1:1) to receive 30 mg of zetomipzomib, 60 mg of zetomipzomib or placebo subcutaneously once weekly for 52 weeks, in addition to standard background therapy. Background therapy can, but will not be mandated to, include standard induction therapy. Over the initial 16 weeks, there will be a mandatory corticosteroid taper to 5 mg per day or less. End-of-treatment assessments will occur at Week 53, and the end-of-study assessments will occur at Week 57.

The primary efficacy endpoint is the proportion of patients who achieve a complete renal response, or CRR, at Week 37. CRR is defined as a urine protein-to-creatine ratio, or UPCR, of 0.5 or less and stable estimated glomerular filtration rate, or eGFR, in patients who have not received rescue or prohibited medications. Key secondary endpoints include: the proportion of patients achieving partial renal response, or PRR, at Weeks 25, 37 and 53 and the number of CRRs at Weeks 25 and 53. PRR is defined as a fifty percent or greater reduction in UPCR from baseline, as well as an absolute reduction of UPCR at or below 1.0, if the baseline is less than 3.0, or an absolute reduction of UPCR below 3.0, if the baseline is 3.0 or greater. The primary safety endpoint is the incidence and severity of adverse events. Additional secondary and exploratory endpoints include measures of SLE disease activity including flare. We expect a primary analysis from PALIZADE to occur in mid-2026, and we expect to receive the full end-of-treatment data in the second half of 2026.

LN is one of the most serious complications of SLE and is a disease comprising a spectrum of vascular, glomerular and tubulointerstitial lesions that develops in approximately 50% of SLE patients within 10 years of their initial diagnosis. LN is associated with considerable morbidity, including an increased risk of end-stage renal disease requiring dialysis or renal transplantation and an increased risk of death. Management of this disease typically consists of induction therapy to achieve remission and long-term maintenance therapy involving corticosteroids or similar immunosuppressive agents to prevent relapse. These therapies can increase the risks of infection and malignancy and cause a wide variety of side effects. There are FDA-approved drugs for the treatment of LN. However, an unmet need still exists for treatments that can reduce disease activity quickly and without widespread immunosuppression.

PORTOLA Phase 2a Trial

PORTOLA is a Phase 2a placebo-controlled, double-blind clinical trial evaluating the safety and efficacy of zetomipzomib in patients with AIH who are insufficiently responding to standard of care or have relapsed. Target enrollment will be 24 patients, who will be randomly assigned (2:1) to receive either zetomipzomib or placebo in addition to background corticosteroid therapy for 24 weeks and includes a protocol-mandated steroid taper by Week 14. The primary efficacy endpoint measures the proportion of patients who achieve a complete response, measured as normalization of alanine aminotransferase (ALT) and aspartate aminotransferase (AST) levels with a successful corticosteroid taper by Week 24. We expect to receive topline data from the PORTOLA trial by mid-2025.

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

Safety Profile

Safety and tolerability are monitored across clinical trials of zetomipzomib by study-specific data monitoring committees. To date, injection site reactions, or ISRs, are the most common treatment emergent adverse event. The ISRs occur at the time and site of injection, are described as redness, pain, itchiness or induration. The ISRs are not vasculitic or immunogenic. No clinically significant laboratory abnormalities have been noted; and specifically, we have not observed cytopenias, transaminase abnormalities or renal dysfunction. In addition, no opportunistic infections or serious infections have been observed to date. It was observed that upon initiation of zetomipzomib therapy, some patients experienced a constellation of symptoms that included low grade fever, headache, myalgias, nausea, and/or vomiting. Based on these observations, we introduced a dosing regimen where patients receive an initial dose of 30 mg of zetomipzomib followed by administration of the target dose of 45 mg, 60 mg or 75 mg of zetomipzomib. The introduction of an initial “step up” dose, together with prophylactic and supportive measures such as oral hydration with electrolyte-rich drinks, has substantially mitigated this early concern. Some patients have reported nausea and occasional vomiting on the day of dosing, which has also been mitigated with the use of optional oral hydration and/or oral or sublingual antiemetics. In longer term exposure to zetomipzomib during our PRESIDIO open-label extension trial, nine patients received zetomipzomib 45mg weekly for more than 12 months, including one patient who received zetomipzomib weekly for up to two years. With chronic exposure, no new safety or tolerability events were observed and there remained no signs or symptoms of immunosuppression.

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

These inflammatory disorders are currently treated one cytokine or cell type at a time with biologic agents or with powerful synthetic immunosuppressive agents. Across all immune-mediated diseases, both large and small, there remain significant unmet medical needs and indications with no approved drugs beyond broadly prescribed corticosteroids and similar immunosuppressive agents. These therapies can increase the risks of infection and malignancy and cause a wide variety of side effects. In many autoimmune diseases, immunosuppressive regimens do not always induce high rates of clinically meaningful responses. Even if these agents are initially effective, over time patients often experience loss of response.

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

We are conducting an open-label Phase 1 clinical trial of KZR-261 in patients with solid tumor malignancies. The study is being conducted in two parts: dose escalation in any solid tumor, and dose expansion in tumor-specific solid tumors. The study is designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, identify a recommended Phase 2 dose and explore the preliminary anti-tumor activity of KZR-261 in patients with locally advanced or metastatic disease. To date, we have enrolled a total of 35 patients and completed rapid dose escalation without significant safety concerns. KZR-261 has shown dose-proportional exposure, no signs of accumulation or altered pharmacokinetics with repeated dosing, and a half-life of greater than 25 hours with measurable levels at day 8, indicating continuous exposure with weekly dosing. As of March 2024, the dose escalation portion of the study is enrolling Cohort 9 (80 mg/m2). We plan to provide a data update from this trial by the end of 2024.

KZR-261 was discovered from our novel platform targeting the Sec61 translocon and the protein secretion pathway. We have highlighted our research from the protein secretion platform during several scientific and medical conferences, including the American Association of Cancer Research (AACR), American Society of Clinical Oncology (ASCO), American Society of Hematology (ASH), the International Cytokine and Interferon Society (ICIS) and the Society of Immunotherapy in Cancer (SITC). Our preclinical research on the Sec61 translocon demonstrated high degrees of potency against a large number of therapeutically relevant oncology, immuno-oncology, and inflammatory targets that are Sec61 client proteins, translating into broad anti-tumor or anti-inflammatory activity. Our discovery-stage Sec61 inhibitors have shown to induce anti-tumor activity against multiple hematologic tumor types without inducing cell death in normal cells or significant toxicity in animals. Our tool compounds also block inflammation in animal models of autoimmunity at doses of less than 1/8th the maximum tolerated dose. In October 2023, we paused our preclinical research and drug discovery activities on the protein secretion pathway to focus resources on clinical development of zetomipzomib and KZR-261.

License and Collaboration Agreements

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

As partial consideration for the intellectual property rights licensed to us, we issued Onyx shares of our Series A Preferred Stock, which converted into 1,121,384 shares of our common stock upon the closing of our initial public offering in June 2018.

We have paid $5.0 million in milestone payments to date under the Onyx License Agreement, and we are obligated to pay Onyx additional milestone payments of up to $167.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. Commencing upon the first commercial sale of a licensed product, we must make royalty payments to Onyx on net sales of such licensed products based on tiered annual net sales thresholds at varying royalty rates ranging in the mid to high single digits, subject to certain customary reductions. We must pay such royalties on a product-by-product and country-by-country basis until the latest to occur of the expiration of all licensed patents that claim such product in such country, the loss of regulatory exclusivity for such product in such country and the tenth anniversary of the first commercial sale of such product in such country. The licensed product patent portfolio includes issued patents in the United States, Australia, Canada, China, Europe, Japan, Mexico, Singapore and South Korea with expiration dates ranging from 2027-2034, absent any patent extensions available. For more information on our intellectual property, see “Business — Intellectual Property.” Upon the expiration of such royalty term in such country, our license to such product will become fully paid-up, irrevocable, and non-exclusive.

Under the Onyx License Agreement, Onyx has a right of first negotiation to obtain a license, or a similar transfer of rights, to develop and/or commercialize any licensed product.

The Onyx License Agreement will remain in effect until the expiration of last-to-expire royalty term for any licensed product in the territory. The Onyx License Agreement may be terminated by us with prior notice, by either party in the event of a material breach by the other party that remains uncured for a certain number of days, such number depending on the type of breach, by either party for insolvency of the other party, or immediately by Onyx if we challenge any of the licensed patents.

Collaboration and License Agreement with Everest Medicines

In September 2023, we entered into a collaboration and license agreement, or the Everest License Agreement, with Everest Medicines II (HK) Limited, or Everest, pursuant to which, among other things, we granted an exclusive license to Everest to develop and commercialize one or more products containing zetomipzomib in the licensed field in the Greater China region (Mainland China, Taiwan, Hong Kong and Macau), South Korea, Singapore, Malaysia, Thailand, Indonesia, Vietnam and the Philippines. The licensed field includes all uses other than the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions.

Under the terms of the Everest License Agreement, we received an initial upfront payment of $7.0 million in October 2023, and we are entitled to receive milestone payments upon achievement of certain development, regulatory and commercial milestone events, for total potential milestone payments of up to $125.5 million. In addition, Everest will pay us tiered royalties on net sales of zetomipzomib in the licensed territory during the term of the Everest License Agreement, ranging from the single digit to the low-teens, subject to certain reductions for patent expiration, generic competition and payments for licenses to third-party patents.

The term of the Everest License Agreement will continue on a market-by-market basis until expiration of the relevant royalty term of the products, unless terminated earlier. Everest has the right to terminate the Everest License Agreement for convenience following completion, suspension or termination of the PALIZADE clinical trial. We may terminate the Everest License Agreement if Everest challenges our patents or fails to perform any development or commercialization activities for a continuous period of more than twelve months, subject to certain exceptions. In addition, either party may terminate the Everest License Agreement for the other party’s uncured breach or insolvency, and the Everest License Agreement will automatically terminate in the event of termination of the Onyx License Agreement.

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

We expect to utilize CMOs to develop and manufacture our products for commercial sale. Development and commercial quantities of any products we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. If zetomipzomib or KZR-261 are approved by any regulatory agency, we intend to enter into agreements with one or more CMOs for their commercial production.

We are currently administering zetomipzomib as a lyophilized product candidate, meaning it is freeze-dried and must be reconstituted with water prior to delivery to a patient. In our clinical trials, zetomipzomib is reconstituted in the hospital pharmacy prior to patient administration or reconstituted and self-administered by the patient at home. We intend that if approved and commercialized, zetomipzomib will be self-administered by patients using the sterile vial-adaptor device.

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

We are aware of one company currently engaged in drug discovery and development of selective inhibitors of the immunoproteasome. IpiNovyx Bio, founded in 2021, is engaged in preclinical research focused on small molecule immunoproteasome therapies for the treatment of autoimmune and inflammatory diseases.

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

Other companies are developing agents to treat both SLE and LN. These agents include antibodies against the interferon alpha receptor, such as Saphnelo® (anifrolumab) from AstraZeneca, against IL-17, such as Cosentyx® (secukinumab), or BAFF, such as ianalumab, both under evaluation by Novartis, against CD20, such as Gazyva® (obinutuzimab) from Roche, and small molecule agents targeting TYK2, such as Sotyktu™ from Bristol Meyers Squibb, and JAK1, such as Rinvoq™, from Abbvie. In addition, adoptive cellular therapies such as CD19 and BCMA targeting chimeric antigen receptor (CAR)-T cells are being investigated by several companies for the treatment of SLE.

We are aware of one company engaged in drug discovery and development of small molecule drugs targeting the Sec61 translocon. Gate Bioscience, founded in 2021, is engaged in preclinical research focused on small molecule drugs for selectively eliminating harmful extracellular proteins via the secretary translocon.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our technology platform, product candidates, novel biological discoveries, new therapeutic approaches and potential indications, and other inventions that are important to our business. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on confidentiality agreements to protect our interests. We require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and requiring disclosure and assignment to us of intellectual property related to our business.

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

In total, our patent portfolio, including patents licensed from Onyx, comprises more than 10 different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for selective immunoproteasome inhibitors and protein secretion inhibitors. Our patent portfolio includes issued patents in, among other jurisdictions, the United States, Australia, Canada,

China, Europe, Japan, Mexico, Singapore and South Korea with expiration dates ranging from 2034 to 2039, absent any patent term extensions available.

Zetomipzomib

Our patent portfolio relating to zetomipzomib is outlined below:

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

KP-00-004—Patent application pending in numerous jurisdictions directed to process for preparing zetomipzomib. We have issued patents in numerous jurisdictions, including the United States, Australia, Chile, Eurasia, Japan, Mexico, and Taiwan. The 20-year term for this family is June 2037, absent any patent term extensions available.

KP-00-005—Patent application pending in numerous jurisdictions directed to various salts and polymorphs of zetomipzomib, including the clinical salt form. We have issued patents in numerous jurisdictions, including the United States, Australia, Chile, Eurasia, Japan, Mexico, and Taiwan. The 20-year term for this family is June 2037, absent any patent term extensions available.

KP-00-006—Patent application directed to combination of zetomipzomib and immunomodulator drugs, such as mycophenolate mofetil, for the treatment of lupus, lupus nephritis and other autoimmune diseases. We have issued patents in China and Japan. The 20-year term of this family is August 2038, absent any patent term extensions available.

KP-00-008—Patent application directed to formulations of zetomipzomib is pending, with an issued patent in Taiwan. The 20-year term of this family is October 2039, absent any patent term extensions available.

We expect to continue to file applications for new methods of treatment, clinical protocols, and other uses in view of results from ongoing drug discovery and development efforts.

KZR-261

We have filed composition of matter patent applications directed to numerous protein secretion modulators and covering our current clinical candidate, KZR-261, with patents issued in the United States, Europe, Eurasia, Mexico, and Taiwan. The 20-year term of this family is March 2039, absent any patent term extensions available. We expect to continue to file applications directed to patentable aspects of KZR-261 as part of our ongoing research and development efforts.

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

Our patents and patent applications are subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see our risk factors under Part I. Item 1A titled “Risks Related to Our Intellectual Property.”

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
•
submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials, in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;
•
submission to the FDA of a New Drug Application, or NDA;
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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within a specific timeframe to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, criminal and civil monetary penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, data privacy and security laws, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Privacy and Data Security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, and other obligations related to data privacy, security, and protection. Such obligations may include, without limitation, the

Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the California Consumer Privacy Act of 2018, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR. In addition, various other states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR applies to any company established in the European Economic Area, or EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; complying with specific requirements to process health-rated data; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authorities and affected individuals; and mandating the appointment of representatives in the UK and/or the EEA in certain circumstances.

See the section titled “Risk Factors – Risks Related to Our Business Operations, Employee Matters and Managing Growth” for additional information about the laws and regulations to which we are or may become subject to and about the risks to our business associated with such laws and regulations.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, then President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA, will continue until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was enacted and, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

We are committed to environmentally responsible operations, which includes using natural resources wisely and considering our impact on the environment. We conduct our operations in a single office and laboratory space to minimize waste and use of energy and water. We take steps to reduce waste streams and ensure proper treatment of both hazardous and non-hazardous materials.

We are also committed to conducting our business ethically and helping ensure that we comply with the laws and regulations that govern our business and industry in all markets in which we operate. Our employees receive training on our Code of Business Conduct and Ethics and other compliance measures. Additional corporate governance measures are discussed in our proxy statement.

Employees and Human Capital Resources

As of December 31, 2023, we had 58 full-time employees, 39 of whom were primarily engaged in research and development activities and 14 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $101.9 million, $68.2 million and $54.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $350.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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
•
negotiating favorable terms in any collaboration, licensing, spin-off or other arrangements into which we may enter and performing our obligations pursuant to such arrangements;
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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $201.4 million. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of December 31, 2023, approximately $68.3 million remains available under the at-the-market program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

In November 2021, we entered into a Loan Agreement with Oxford Finance that provided us with up to $50.0 million of borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement, and we declined the remaining tranches in borrowing capacity available to us. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We acquired rights to zetomipzomib, pursuant to an exclusive license agreement with Onyx, or the Onyx License Agreement. Under the Onyx License Agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales. We have paid $5.0 million in milestone payments to date under the Onyx License Agreement, and we are obligated to pay Onyx additional milestone payments of up to $167.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. In addition, we are obligated to pay Onyx tiered royalties based on net sales of zetomipzomib. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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

Risks Related to the Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of zetomipzomib and KZR-261. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be adversely affected.

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

PALIZADE is a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. As an organization, we have not previously conducted a clinical trial to the scale of the PALIZADE trial. We have engaged and intend to use a single contract research organization, or CRO, to manage the PALIZADE trial, and although we will oversee their performance and maintain certain regulatory responsibilities, the ultimate success of initiating, enrolling and completing this trial, and ensuring regulatory and quality compliance across several countries, will depend significantly on the CRO's performance, in addition to several other third-party service providers and clinical trial vendors in the United States and worldwide.

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

The development of zetomipzomib and KZR-261 requires significant capital investment. Due to the significant resources required for clinical development, we must focus our research and development efforts on specific indications and decide which development opportunities to pursue and advance for each program. Our decisions concerning the allocation of development, management and financial resources may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through strategic transactions, including collaboration, licensing or other royalty arrangements, asset sales, and spin-offs, in cases in which it would have been more advantageous for us to retain ownership and sole development and commercialization rights to such product candidates.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing zetomipzomib to address several autoimmune diseases with high degrees of unmet medical need, including lupus nephritis and autoimmune hepatitis. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, our ability to provide zetomipzomib for at-home administration, and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, political instability or disruption in a geographic region where we are conducting trials, regardless of cause, including public health crises, war, terrorism, social unrest and political changes, could delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. As an example, some patients included in the MISSION Phase 2 clinical trial were located in Ukraine and Russia at the time of the Russian invasion of Ukraine. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients already enrolled in our trial could result in the need to enroll additional patients, which would be costly and could delay our anticipated timeline for the completion of the trial. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates.

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

We are continuing to manufacture zetomipzomib and placebo in support of our PALIZADE and PORTOLA trials. However, if planned or future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy.

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

We are developing zetomipzomib as a lyophilized product candidate, meaning that it will be freeze-dried and must be reconstituted with water prior to patient administration. While lyophilized products are common in the drug industry, this method for administering zetomipzomib could adversely affect market acceptance and make it more difficult to conduct clinical trials of zetomipzomib. In our current trials, zetomipzomib is reconstituted in the hospital pharmacy prior to patient administration or reconstituted and self-administered by the patient at home.

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

Everest will be responsible for, at its own cost, and is required to use commercially reasonable efforts to, develop and commercialize zetomipzomib in the licensed territory. In addition, we will collaborate with Everest on the PALIZADE trial, where Everest will have primary responsibility for clinical development and regulatory activities in the licensed territory and will reimburse the Company for clinical trial costs incurred in the licensed territory. Everest will also have the opportunity to participate in the Company’s future global clinical trials involving zetomipzomib. The Company has agreed to supply zetomipzomib to Everest during the term of the Everest License Agreement, subject to Everest’s option to manufacture zetomipzomib for its own use in the licensed territory following completion of the PALIZADE trial.

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

We currently exclusively license zetomipzomib to Everest to develop and commercialize zetomipzomib in the greater China region, South Korea and select Southeast Asian countries. It is possible that any clinical trials conducted by Everest or any other current or future licensees in its respective licensed territories could have negative results, which in turn could have a material adverse effect on the development and commercialization of zetomipzomib in the United States and the rest of the world. In addition, we will depend on Everest or any other current or future licensee to comply with all applicable laws relative to the development and commercialization of zetomipzomib in its respective licensed territories. If Everest were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations to us, it is possible we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences. In addition, in the event of any termination, breach or expiration of the Everest License Agreement, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of zetomipzomib in the greater China region, South Korea and select Southeast Asian countries.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize zetomipzomib, KZR-261 or any future product candidates that we develop. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which included a number of significant drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS, that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025, although the Medicare drug price negotiation program is currently subject to legal challenges. The U.S. Department of Health and Human Services has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although they may be the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. Under the Quality Payment Program,

performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

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

We do not own or operate facilities for drug manufacturing, testing, storage or distribution. We are dependent on third parties to manufacture the clinical supplies of our product candidates. Moreover, under the Everest License Agreement, we have committed to providing Everest with supply of zetomipzomib for the development and commercialization of zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries, which we will have to source from third-party manufacturers. Any significant delay in the supply of a product candidate or raw material components for an ongoing clinical trial due to the need to replace a third-party CMO could considerably delay the completion of our clinical trials or cause us to breach our obligations under the Everest License Agreement. We are completely dependent on our CMOs for compliance with cGMP for manufacture of both active drug substances and finished drug products. If our CMOs cannot successfully manufacture active drug substances and finished drug product that conform to our specifications and the strict regulatory requirements of the FDA and comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our timelines and ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell zetomipzomib and KZR-261 without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to zetomipzomib, KZR-261 and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize zetomipzomib, KZR-261 or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

Since we rely on third parties to develop and manufacture zetomipzomib and KZR-261, and if we collaborate with third parties for the development of our research programs or product candidates, we must, at times, share trade secrets with them. We may also conduct collaborative research and development programs that may require us to share trade secrets and proprietary know how. We seek to protect our proprietary information by entering into agreements containing confidentiality obligations and ownership provisions relating to intellectual property prior to disclosing proprietary information or beginning research projects with third-party collaborators. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, the unauthorized disclosure or use of our confidential information could have an adverse effect on our business and results of operations.

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

We are subject to stringent and changing U.S. and foreign laws, regulations and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. As a result of our data processing activities, we are or may become subject to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s GDPR, or UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area, or EEA and the United Kingdom, or UK. For example, under GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR or 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater. Further, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations. In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing and are becoming increasingly stringent, and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, including, without limitation, financial and time-related resources. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation, including class-related claims and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations, including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Significant disruptions of our, or our contractors' or vendors', information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

In the ordinary course of our business, we and the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident could disrupt our ability (and that of third parties upon whom we rely) to conduct our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Additionally, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2023, the closing price of our common stock on The Nasdaq Global Select Market ranged from $7.31 per share to $0.72 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war and the Israel-Hamas war created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of recent bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Based upon our shares of our common stock outstanding as of December 31, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 40% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We are a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended. We take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We will continue to incur increased costs as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and the Nasdaq Stock Market. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we assess and document the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement and maintain corporate governance practices and comply with reporting requirements. However, while we remain a smaller reporting company that is not an accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and critical data, including intellectual property, clinical trial data, and other confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

The Company’s Chief Financial Officer (“CFO”), Information Technology (“IT”) manager, legal function and external information technology and cybersecurity service provider help to identify, assess and manage our cybersecurity threats and risks. They identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our and our industry’s risk profile using various methods, including, for example, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating threats reported to us, conducting internal audits, and conducting internal and external threat and vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, an incident response plan, incident detection and response, a vulnerability management policy, business continuity plans, risk assessments, encryption of data, network security controls, access controls, asset management and disposal, physical security, systems monitoring, employee training, penetration testing, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our IT manager works with our management team to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Additionally, our management team evaluates material risks from cybersecurity threats against our overall business objectives and regularly reports to the Audit Committee of our board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, managed cybersecurity providers, cybersecurity software providers, penetration testing firms, and professional services firms, including legal counsel.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosted services, CROs, and CMOs. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, we may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A titled “Risks Related to Our Business Operations, Employee Matters and Managing Growth.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee of our board of directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CFO and IT manager. Our CFO has overseen and been responsible for the Company's information technology and cybersecurity programs since 2018, and before that held equivalent responsibilities at another public company. Our IT manager has approximately seven years of experience with testing, implementing and maintaining our information technology systems and security.

Our CFO is responsible for hiring appropriate personnel, retaining third-party information technology service providers, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel and approving budgets. Our IT manager and our third-party information technology service provider are together responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to key members of management depending on the circumstances. Our CFO works with the Company’s IT manager and our third-party information technology service provider to help us mitigate and remediate cybersecurity incidents of which our CFO is notified. In addition, our incident response plan includes reporting to the Audit Committee of our board of directors for certain cybersecurity incidents.

The Audit Committee receives regular reports from our CFO concerning the Company’s significant cybersecurity threats and risks, and the processes the Company has implemented to address them. The board of directors also has access to reports, summaries and presentations related to the Company's cybersecurity threats, risk and mitigation.

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

Holders

As of February 28, 2024, there were approximately 10 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing two drug development programs that harness different regulators of cellular function: the first targets the immunoproteasome which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function, and the second targets the Sec61 translocon, which is located on the endoplasmic reticulum and represents the beginning of the protein secretion pathway. Targeting these fundamental regulators of cellular function offers an attractive approach to treating many diseases.

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b/2 clinical trial in patients with SLE, with or without LN (the MISSION trial). We are conducting PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. PORTOLA is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with AIH. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE.

Based on clinical data generated to date with zetomipzomib, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received zetomipzomib in our MISSION trial. The safety and tolerability profiles of zetomipzomib has been favorable and consistent with the needs for a long-term therapy.

Our oncology product candidate, KZR-261, is a small molecule agent being studied in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study is being conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. KZR-261 was discovered from our novel research platform targeting the Sec61 translocon and the protein secretion pathway. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $101.9 million, $68.2 million and $54.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $350.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

While the significant accounting policies are more fully described in Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting estimates are most important to understanding and evaluating our reported financial results.

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

Financial Operations Overview

Collaboration Revenue

We have no products approved for commercial sale and, to date, have not generated any revenue from the sale of products, and we do not expect to generate any revenue from the sale of products in the near future. Our revenue to date has been generated from the upfront payment pursuant to our collaboration with Everest under the Everest License Agreement. We recognize collaboration revenue when the performance obligation is satisfied.

In addition to receiving the upfront payment, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. If a milestone being reached is considered probable, and if it is probable that a significant revenue reversal would not occur, the associated milestone amount would also be included in the transaction price.

We expect that any collaboration revenue we generate from the Everest License Agreement, and from any future collaboration partners, will fluctuate as a result of the timing and amount of upfront, milestones and other collaboration agreement payments and other factors.

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

The following table summarizes our research and development expenses for the years ended:

	Year Ended December 31,
	2023	2022	2021
(dollars in millions)	(unaudited)
Research and development expenses by program:
Zetomipzomib	$56.1	$29.6	$24.6
KZR-261	15.6	11.5	7.8
Other protein secretion discovery programs	14.0	9.9	6.5
Total research and development expenses	$85.7	$51.0	$38.9

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

Restructuring and Impairment Charges

In October 2023, we announced a strategic restructuring and workforce reduction (the “Workforce Reduction”) to prioritize our clinical-stage assets and extend our cash runway, reducing our workforce by approximately 40%. All employees affected by the Workforce Reduction were eligible to receive, among other things, severance payments and the continuation of group health insurance coverage for a specified time period post-termination.

In connection with the Workforce Reduction, we committed to a plan to sublease Suite 400 of our corporate headquarters, which resulted in an impairment to the right-of-use asset and certain property and equipment no longer utilized under current or expected future operations. We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. See Note 17 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for additional information on the restructuring and impairment charges.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023.

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(dollars in millions)	2023	2022	Increase (decrease)

Collaboration revenue	$7.0	$—	$7.0
Operating expenses:
Research and development	85.7	51.0	34.7
General and administrative	26.5	20.1	6.4
Restructuring and impairment charges	6.2	—	6.2
Total operating expenses	118.4	71.1	47.3
Loss from operations	(111.4)	(71.1)	(40.3)
Interest income	11.1	4.1	7.0
Interest expense	(1.6)	(1.2)	(0.4)
Net loss	$(101.9)	$(68.2)	$(33.7)

Collaboration Revenue

Collaboration revenue increased by $7.0 million in 2023 compared to 2022 due to the upfront payment under the Everest License Agreement.

Research and Development Expenses

Research and development expenses increased by $34.7 million in 2023 compared to 2022. The increase was primarily due to an increase of $17.8 million in clinical trial costs primarily related to increased activities for the PALIZADE and PORTOLA trials, an increase of $5.4 million in research expenses primarily related to the milestone payment under Onyx License Agreement, an increase of $3.0 million in facility-related expenses due to the expansion of our headquarters, an increase of $2.4 million in personnel-related expenses due to increased headcount prior to the Workforce Reduction, an increase of $2.0 million in stock-based compensation primarily due to incremental expenses from the option repricing, an increase of $1.6 million in pre-clinical expenses related to the protein secretion program, an increase of $1.4 million in drug manufacturing expenses and an increase of $0.9 million in consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $6.4 million in 2023 compared to 2022. The increase was primarily due to an increase of $2.1 million in stock-based compensation primarily related to incremental expenses from option repricing, an increase of $1.6 million in personnel-related expenses due to increased headcount prior to the Workforce Reduction, an increase of $2.0 million in consulting and professional service fees in connection with the Everest License Agreement and business development activities, and an increase of $0.7 million in facility-related expenses primarily due to the expansion of our headquarters.

Restructuring and impairment charges

Restructuring and impairment charges increased by $6.2 million in 2023 compared to 2022. The increase was primarily related to one-time severance-related costs of $3.3 million and an impairment loss of $2.9 million due to the ROU asset and certain property and equipment no longer utilized.

Interest Income

Interest income increased by $7.0 million in 2023 compared to 2022. The increase was primarily attributable to higher cash equivalent and marketable securities balances and increased interest rates.

Interest Expense

Interest expense increased by $0.4 million in 2023 compared to 2022. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Oxford Loan Agreement.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had $35.5 million in cash and cash equivalents and $165.9 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and certificate of deposit. As of December 31, 2023, our cash equivalents and marketable securities had a weighted average maturity of approximately six months and the longest maturity was 16 months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $101.9 million for the year ended December 31, 2023, and we had an accumulated deficit of $350.8 million as of December 31, 2023.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date the financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement (the “December 2021 ATM Agreement”) with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3. We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the December 2021 ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of December 31, 2023, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of December 31, 2023, approximately $68.3 million remains available under the ATM Agreement.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance LLC, or Oxford Finance, which provided for up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of December 31, 2023, we declined these tranches in borrowing capacity available to us under the Loan Agreement.

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

Funding Requirements

We believe that our available cash, cash equivalents and short-term investments are sufficient to fund existing and planned cash requirements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect.

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

Our expected material cash requirements comprise of contractually obligated expenditures. Our material cash requirements through fiscal year 2027 are expected to total approximately $22.5 million, which includes debt payments, including principal, future interest payments and the final payment fee due on maturity, and amounts due under our operating leases. For additional information relating to our leases or debt, see notes 6 and 7 to our audited consolidated financial statements founded elsewhere in this Annual Report. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. See the section titled “Business—License Agreement with Onyx” for additional information.

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

Cash Flows

Discussion of our cash flow activities for the year ended December 31, 2021 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023.

The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
(dollars in millions)
Net cash used in operating activities	$(81.6)	$(58.8)
Net cash provided by (used in) investing activities	76.0	(91.4)
Net cash provided by financing activities	0.6	127.9
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net decrease in cash and cash equivalents	$(5.0)	$(22.4)

Cash Flows from Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $81.6 million, which consisted of a net loss of $101.9 million and a net change of $4.7 million in our net operating assets and liabilities, and adjusted by non-cash charges of $15.5 million. The non-cash charges consisted of $18.1 million for stock-based compensation expense, $2.9 million for impairment loss of long-lived assets, $1.1 million for depreciation, and $0.2 million of non-cash interest expense, offset by $6.8 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $4.9 million of other assets driven by the clinical activities related to PALIZADE clinical trial, a decrease of $0.3 million in operating lease asset and liabilities, offset by an increase of $6.3 million in accounts payable and accrued expenses due to timing of payments and increased clinical and manufacturing expenditures, and a decrease of $3.6 million in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $76.0 million primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment was $1.8 million during the year ended December 31, 2023.

During the year ended December 31, 2022, net cash used in investing activities was $91.4 million primarily relating to the purchases of marketable securities exceeding maturities of such marketable securities. Payments for the purchases of property and equipment was $1.6 million during the year ended December 31, 2022.

Cash Flows from Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $0.6 million from the issuance of common stock pursuant to our employee equity plans.

During the year ended December 31, 2022, cash provided by financing activities was $127.9 million, consisting of $126.5 million of net proceeds received from the at-the-market offering program described above and $1.3 million from the issuance of common stock pursuant to our employee equity plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $201.4 million as of December 31, 2023, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and certificate of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2023, our cash equivalents and marketable securities had a weighted average maturity of approximately six months and the longest maturity was 16 months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

Approximately $0.7 million of our cash and marketable securities balance was located in Australia as of December 31, 2023. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to the Company’s Section 404(b) exemption based on Smaller Reporting Company status.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2024 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.kezarlifesciences.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in Proposal 2 under the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2024 Proxy Statement.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on June 16, 2023).

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

4.2*	Description of the Company’s Securities.
4.3	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on February 3, 2020).
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

10.4+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 17, 2022).

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

10.9+	2022 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on August 11, 2022).
10.10+

Forms of Stock Option Grant Notice and Option Agreement under the 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on August 11, 2022).

10.11+	Non-Employee Director Compensation Policy.
10.12+

Amended and Restated Executive Employment Agreement between the Company and Marc L. Belsky, dated January 14, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 12, 2020).

10.13+

Executive Employment Agreement between the Company and Nick Mordwinkin, Ph.D., dated July 11, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 10, 2022).

10.14+

Advisor Agreement between the Company and Christopher Kirk, Ph.D., dated April 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on August 10, 2023).

10.15+

Executive Employment Agreement, between the Company and Christopher J. Kirk, Ph.D., dated as of November 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.16+

Separation and Consulting Agreement, between the Company and John Fowler, dated October 3, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.17+

Separation Agreement, between the Company and Noreen Henig, M.D., dated October 23, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.18†

Exclusive License Agreement by and between the Company and Onyx Therapeutics, Inc., dated June 11, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.19†

Collaboration and License Agreement, by and between the Company and Everest Medicines II (HK) Limited, dated as of September 20, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.20

Lease between the Company and AP3-SF1 4000 Shoreline, LLC, dated August 16, 2017 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).

10.21

Confirmation of Lease Terms between the Company and AP3-SF1 4000 Shoreline, LLC, effective as of March 1, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 26, 2019).

10.22

First Amendment to Lease, dated November 1, 2022, by and between the Company and GNS South Tower, LP (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-38542) filed with the Commission on March 14, 2023).

10.23

Loan and Security Agreement, dated as of November 4, 2021, by and between the Company and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 17, 2022).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kezar Life Sciences, Inc. (Registrant)

March 14, 2024	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

March 14, 2024	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Christopher Kirk, Ph.D. and Marc Belsky, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Kirk, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024
Christopher Kirk, Ph.D.

/s/ Marc Belsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2024
Marc Belsky

/s/ Graham Cooper	Chairman of the Board of Directors	March 14, 2024
Graham Cooper

/s/ Franklin Berger	Director	March 14, 2024
Franklin Berger

/s/ John Fowler	Director	March 14, 2024
John Fowler

/s/ Elizabeth Garner, M.D.	Director	March 14, 2024
Elizabeth Garner, M.D.

/s/ Michael Kauffman, M.D., Ph.D.	Director	March 14, 2024
Michael Kauffman, M.D., Ph.D.

/s/ Micki Klearman, M.D.	Director	March 14, 2024
Micki Klearman, M.D.

/s/ Courtney Wallace	Director	March 14, 2024
Courtney Wallace

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kezar Life Sciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kezar Life Sciences, Inc. and subsidiary (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Collaboration and License Agreement with Everest Medicines II (HK) Limited

As discussed in Note 10 to the consolidated financial statements, the Company entered into a Collaboration and License Agreement (the Everest License Agreement) with Everest Medicines II (HK) Limited (Everest). Under the terms of the Everest License Agreement, the Company granted to Everest an exclusive license to develop and commercialize one or more products containing the Company’s proprietary compound, zetomipzomib in certain territories. During 2023, the Company received a one-time, irrecoverable, non-refundable, and non-creditable upfront payment of $7.0 million for the license and associated know-how of the Company’s intellectual property.

The upfront payment was recognized as collaboration revenue when the performance obligation for the license and associated know-how was transferred to Everest.

We identified the assessment of the accounting for the Everest License Agreement as a critical audit matter. Subjective auditor judgment was required in evaluating the Company's identification of performance obligations because of the nature of the agreement.

The following are the primary procedures we performed to address this critical audit matter. We read the Everest License Agreement and evaluated the Company’s assessment of the accounting treatment, including the identification of the performance obligations. We inquired of personnel outside of the accounting function who were involved with the Everest License Agreement to corroborate management’s identification of the performance obligations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

San Francisco, California

March 14, 2024

KEZAR LIFE SCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$35,493	$40,456
Marketable securities	165,879	236,105
Prepaid expenses and other current assets	5,578	9,161
Total current assets	206,950	285,722
Property and equipment, net	3,912	3,431
Operating lease right-of-use asset	4,778	9,741
Other assets	5,595	674
Total assets	$221,235	$299,568
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,251	$2,479
Accrued liabilities	6,481	5,953
Operating lease liabilities, current	3,012	2,565
Total current liabilities	17,744	10,997
Operating lease liabilities, noncurrent	5,852	8,865
Long-term debt	10,069	9,834
Total liabilities	33,665	29,696
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 and 125,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 72,779,077 and 68,493,429 shares issued and outstanding as of December 31, 2023 and 2022, respectively	73	68
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	538,390	519,620
Accumulated other comprehensive loss	(130)	(923)
Accumulated deficit	(350,763)	(248,893)
Total stockholders' equity	187,570	269,872
Total liabilities and stockholders' equity	$221,235	$299,568

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Operations

(In thousands except share and per share data)

	Year Ended
	December 31,
	2023	2022	2021
Collaboration revenue	$7,000	$—	$—
Operating expenses:
Research and development	85,697	51,009	38,935
General and administrative	26,540	20,153	15,724
Restructuring and impairment charges	6,187	—	—
Total operating expenses	118,424	71,162	54,659
Loss from operations	(111,424)	(71,162)	(54,659)
Interest income	11,104	4,108	188
Interest expense	(1,550)	(1,185)	(159)
Net loss	$(101,870)	$(68,239)	$(54,630)
Net loss per common share, basic and diluted	$(1.40)	$(1.01)	$(1.04)
Weighted-average shares used to compute net loss per common share, basic and diluted	72,553,645	67,368,935	52,759,335

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Net loss	$(101,870)	$(68,239)	$(54,630)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	(49)	(50)
Net unrealized gain (loss) on marketable securities	795	(583)	(104)
Total other comprehensive income (loss), net of tax	793	(632)	(154)
Comprehensive loss	$(101,077)	$(68,871)	$(54,784)

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	46,359,743	$46	$267,093	$(137)	$(126,024)	$140,978
Issuance of common stock under the ATM Agreements, net of offering costs of $3,123	9,352,359	9	100,986	—	—	100,995
Issuance of common stock under employee stock incentive plans	547,645	1	2,069	—	—	2,070
Vesting related to shares of common stock issued pursuant to early exercises	—	—	21	—	—	21
Stock-based compensation expense	—	—	7,596	—	—	7,596
Other comprehensive loss	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	(54,630)	(54,630)
Balance at December 31, 2021	56,259,747	$56	$377,765	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreements, net of offering costs of $3,913	11,911,699	12	126,530	—	—	126,542
Issuance of common stock under employee stock incentive plans	321,983	—	1,319	—	—	1,319
Stock-based compensation expense	—	—	14,006	—	—	14,006
Other comprehensive loss	—	—	—	(632)	—	(632)
Net loss	—	—	—	—	(68,239)	(68,239)
Balance at December 31, 2022	68,493,429	$68	$519,620	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	3,792,876	4	(4)	—	—	—
Issuance of common stock under employee stock incentive plans	492,772	1	637	—	—	638
Stock-based compensation expense	—	—	18,137	—	—	18,137
Other comprehensive income	—	—	—	793	—	793
Net loss	—	—	—	—	(101,870)	(101,870)
Balance at December 31, 2023	72,779,077	$73	$538,390	$(130)	$(350,763)	$187,570

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(101,870)	$(68,239)	$(54,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,066	1,023	1,510
Stock-based compensation	18,137	14,006	7,596
Amortization of premiums and discounts on marketable securities	(6,830)	(1,401)	1,770
Amortization of debt discount and issuance costs and other non-cash interest	235	212	91
Impairment loss of property and equipment	208	—	—
Impairment loss of right-of-use asset	2,700	—	—
Other	3	12	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,583	(5,787)	1,051
Other assets	(4,921)	(392)	—
Accounts payable and accrued liabilities	6,347	1,814	1,217
Operating lease asset and liabilities	(303)	(94)	(1,042)
Net cash used in operating activities	(81,645)	(58,846)	(42,437)
Cash flows from investing activities:
Purchases of property and equipment	(1,810)	(1,578)	(316)
Purchases of marketable securities	(180,399)	(332,203)	(156,378)
Maturities of marketable securities	258,250	242,389	128,250
Proceeds from sale of equipment	5	—	—
Net cash provided by (used in) investing activities	76,046	(91,392)	(28,444)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market offerings and warrants, net of issuance costs	—	126,542	100,970
Proceeds from long-term debt, net of debt discount and issuance costs of $469	—	—	9,531
Proceeds from issuance of common stock under employee stock incentive plans	638	1,319	2,084
Net cash provided by financing activities	638	127,861	112,585
Effect of exchange rate changes on cash and cash equivalents	(2)	(49)	(50)
Net (decrease) increase in cash and cash equivalents	(4,963)	(22,426)	41,654
Cash and cash equivalents at the beginning of period	40,456	62,882	21,228
Cash and cash equivalents at the end of period	$35,493	$40,456	$62,882
Supplemental disclosures of noncash investing and financing information:
Reclassification of employee stock liability to equity upon vesting	$—	$—	$21
Purchase of property and equipment in accounts payable	$—	$47	$442
Par value of common stock upon cashless exercise of prefunded warrants	$4	$—	$—
Supplemental disclosures
Cash paid for interest	$1,315	$973	$69

The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.

Notes to Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company”) was incorporated in Delaware on February 19, 2015, and commenced operations in June 2015. The Company is a clinical-stage biotechnology company, developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development and the advancement of the Company’s lead product candidates, zetomipzomib and KZR-261. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $350.8 million as of December 31, 2023. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity and potentially through borrowings, strategic alliances with partner companies and other licensing transactions such as Everest Collaboration that was entered into on September 20, 2023. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such judgments, estimates and assumptions include the valuation of marketable securities, impairment of long-lived assets, determining the fair-value of stock-based compensation, and evaluating the progress to completion of external research and development costs. Management bases its estimates on historical experience and on various other market-specific relevant assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Unrealized gains and losses are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity. Realized gains and losses, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s consolidated statements of operations. In accordance with the Company’s investment policy, management invests to diversify credit risk and only invests in debt securities with high credit quality, including U.S. government securities.

The Company regularly reviews each of its investments in available-for sale debt securities whose fair value is below its cost basis to determine if the investment's impairment due to credit-related factors or noncredit-related factors. Its review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If a credit-related loss does exist for available-for-sale debt securities and should be recognized, an allowance for credit losses will be recorded in other income (expense), net. The portion of the impairment that is not credit-related is recorded as a reduction of other comprehensive income or loss, net of applicable taxes. To date, no such credit losses have occurred or have been recorded.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2023, the majority of the Company’s cash, cash equivalents and marketable securities were held by financial institutions in the United States, while approximately $0.7 million was held by a financial institution in Australia. Such deposits in the United States were in excess of insured limits.

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

Other Assets

Other assets consist of the non-current portion of advance deposits for the clinical related costs and security deposits for the Company’s operating leases of office and laboratory space.

Leases

The Company determines if an arrangement contains a lease at inception of the contract and determines the classification of its leases at lease commencement. At lease commencement, the Company records a lease liability based on the present value of future lease payments over the expected lease term. The lease term used may include options to extend the lease when it is reasonably certain that the Company will exercise the option. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company records a corresponding right-of-use (“ROU”) asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement; and (ii) the ROU asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

ROU asset and operating lease liabilities are remeasured upon reassessment events and modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate at the time of remeasurement, as applicable.

The Company does not recognize ROU assets or lease liabilities for short-term leases with terms less than 12 months and separately accounts for lease and non-lease components for all of its leases.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and ROU asset. The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An estimate of undiscounted future cash flows generated by the long-lived asset, or appropriate group of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. Impairment loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset's fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques using unobservable fair value inputs, such as a projected discounted future cash flows. The Company recognizes an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. In December 2023, the Company wrote down the long-lived assets to their estimated fair values and recognized the impairment loss in the Consolidated Statement of Operations (see Note 3, 5, 6 and 17).

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its financial position, results of operations and cash flows.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for the Company beginning on January 1, 2024, and interim periods beginning on January 1, 2025. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial position, results of operations or cash flows.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, without triggering certain accounting impacts that could be required associated with an extinguishment of the contract. In January 2021, the FASB issued Accounting Standards Update No. 2021-01 Reference Rate Reform (Topic 848) – Scope ("ASU 2021-01"), to expand the scope of this guidance to include derivatives. In December 2022, the FASB issued Accounting Standards Update No. 2022-06 Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. As discussed in Note 7 of the consolidated financial statements, in June 2023 the Company's Loan Agreement was amended and effective July 1, 2023, the interest base transitioned from LIBOR to Secured Overnight Financing Rate (“SOFR”). The Company applied the above guidance when accounting for this change, and adoption of this guidance did not have a material impact on our financial statements.

As of December 31, 2023, the Company have no debt instruments that use LIBOR as a reference rate, and this guidance is not expected to have a material impact on its financial statements in the future.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of December 31, 2023 or 2022.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$35,349	$35,349	$—	$—
Marketable securities:
Certificate of deposit	544	—	544	—
U.S. Treasury securities	54,175	54,175	—	—
Commercial paper	65,070	—	65,070	—
U.S. Government agency bonds	46,090	—	46,090	—
Total	$201,228	$89,524	$111,704	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$38,745	$38,745	$—	$—
Marketable securities:
U.S. Treasury securities	40,141	40,141	—	—
Commercial paper	117,478	—	117,478	—
Corporate debt securities	1,978	—	1,978	—
U.S. Government agency bonds	76,508	—	76,508	—
Total	$274,850	$78,886	$195,964	$—

Nonrecurring Fair Value Measurements

ROU asset associated with Suite 400 of the Company's headquarters in South San Francisco, California, is a separate asset group measured at fair value on a nonrecurring basis at December 31, 2023 due to an impairment recognized on the ROU asset at that date (see Note 6). Fair value of this asset group calculated as the present value of the estimated future cash flows of sublease income attributable to the ROU asset associated with Suite 400, was classified in Level 3 of the fair value hierarchy. When calculating the present value of the estimated future cash flows, sublease income was estimated to increase at a rate of 3.5% per year, and the cash flows were discounted using a rate of 13.3%.

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$35,349	$—	$—	$35,349
Marketable securities:
Certificate of deposit	544	—	—	544
U.S. Treasury securities	54,066	151	(42)	54,175
Commercial paper	65,038	41	(9)	65,070
U.S. Government agency bonds	46,115	27	(52)	46,090
Total	$201,112	$219	$(103)	$201,228
Cash				144
Total cash, cash equivalent and marketable securities				$201,372

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$38,745	$—	$—	$38,745
Marketable securities:
U.S. Treasury securities	40,340	—	(199)	40,141
Commercial paper	117,855	2	(379)	117,478
Corporate debt securities	1,978	—	—	1,978
U.S. Government agency bonds	76,610	56	(158)	76,508
Total	$275,528	$58	$(736)	$274,850
Cash				1,711
Total cash, cash equivalent and marketable securities				$276,561

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2023 and 2022.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$16,261	$(42)	$—	$—
Commercial paper	20,789	(9)	—	—
U.S. Government agency bonds	39,052	(52)	—	—
Total	$76,102	$(103)	$—	$—

	December 31, 2022
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$33,782	$(196)	$6,359	$(3)
Commercial paper	112,706	(379)	—	—
Corporate debt securities	1,978	—	—	—
U.S. Government agency bonds	33,942	(147)	5,490	(11)
Total	$182,408	$(722)	$11,849	$(14)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.

The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of December 31, 2023. There were no sales of available-for-sale securities in any of the periods presented.

As of December 31, 2023, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities maturing in:
One year or less	$186,428	$186,477
One to two years	14,684	14,751
Total available-for-sale securities	$201,112	$201,228

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Advance for clinical-related costs, current	$1,818	$6,760
Licenses, dues and subscriptions	506	376
Insurance	712	741
Receivable from Everest (Note 10)	1,596	—
Interest receivable	695	774
Others	251	510
Total prepaid expenses and other current assets	$5,578	$9,161

Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements	$3,488	$3,366
Furniture, laboratory and office equipment	5,559	4,423
Computer equipment	285	244
Total property and equipment	9,332	8,033
Less: accumulated depreciation and amortization	(5,420)	(4,602)
Property and equipment, net	$3,912	$3,431

Depreciation expense was $1.1 million, $1.0 million, and $0.9 million for the year ended December 31, 2023, 2022, and 2021, respectively. In December 2023, the Company identified certain property and equipment, namely leasehold improvements, computer equipment, office furniture and fixtures that no longer utilized under current or expected future operations (see Note 17). Accordingly, the Company recognized impairment loss of $0.2 million within restructuring and impairment charges on the Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

Other Assets

Other assets consisted of the following as of December 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Advance for clinical related costs, non-current	$4,787	$—
Deposits for operating lease	674	674
Others	134	—
Total other assets	$5,595	$674

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accrued preclinical and research costs	$756	$1,368
Accrued clinical costs	1,801	1,007
Accrued employee-related costs	3,708	3,260
Accrued professional services	110	53
Other	106	265
Total accrued liabilities	$6,481	$5,953

6. Lease

In November 2022, the Company entered into an amendment to the lease agreement for its corporate headquarters in South San Francisco, California, which expanded the leased premises to include Suite 400 in the same building as its corporate headquarters and extending the lease term of the original premises to be coterminous with the expansion premises to July 31, 2026. The transaction was treated as a lease modification as of the effective date and resulted in the recognition of approximately $8.0 million in new lease liabilities and right-of-use assets.

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

As of December 31, 2023, the weighted average remaining lease term was 2.58 years and the weighted average discount rate used to determine the operating lease liability was 11.67%.

Information related to the Company’s lease liabilities were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021

Cash paid for operating lease liabilities	$2,566	$1,032	$1,042
Operating lease costs	3,464	1,493	1,099
Variable lease costs	1,502	807	765

Maturities of lease liabilities as of December 31, 2023 were as follows:
Less than 12 months	$3,890
13 - 24 months	4,025
25 - 36 months	2,418
Total undiscounted lease payments	10,333
Less: imputed interest	(1,469)
Total lease liabilities	$8,864

Operating lease liabilities, current	3,012
Operating lease liabilities, noncurrent	5,852
Total operating lease liabilities	$8,864

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $3.5 million, $1.5 million and $1.1 million of rent expense, respectively. Variable lease costs were $1.5 million, $0.8 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In December 2023, the Company committed to a plan to sublease Suite 400 of its corporate headquarters following the Workforce Reduction (see Note 17) and evaluated the recoverability of ROU asset by comparing the carrying amount of the asset to future net undiscounted cash flows associated with the asset. The ROU asset is considered to be impaired as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Consequently, the Company recognized $2.7 million impairment charge in 2023.

7. Long-Term Debt

In November 2021, the Company entered into the Loan Agreement with Oxford Finance, which provides the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. The Company declined these remaining tranches in borrowing capacity available to it under the Loan Agreement. The loan facility is secured by all assets except intellectual property, which has a negative pledge, and will mature on November 1, 2026 (the “Maturity Date”). There are no warrants or financial covenants associated with the Loan Agreement.

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

All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on the Maturity Date. The Company has the option to prepay the outstanding balance prior to maturity, subject to a prepayment fee of 1.0% to 2.0% depending upon when the prepayment occurs. Upon repayment of the Term Loans, the Company is required to make a final payment fee to the lenders equal to 6.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of December 31, 2023, the Company is in compliance with all covenants in Agreement.

Interest expense was $1.6 million and $1.2 million for the year ended December 31, 2023 and 2022, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	December 31, 2023	December 31, 2022
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(243)	(342)
Cumulative accretion of final fee	312	176
Long-term debt, net	$10,069	$9,834

As of December 31, 2023, the estimated future principal payments due were as follows:

Years Ending December 31,
2024	$—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 3,793,706 shares of the Company’s common stock. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.001 per share and expired 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In January 2023, warrant holders exercised 2,236,553 shares of outstanding pre-funded warrants, and in April 2023, warrant holders exercised the remaining 1,557,153 shares of outstanding pre-funded warrants. As of December 31, 2023, there were no pre-funded warrants outstanding.

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

As of December 31, 2023, options to purchase 1,221,574 shares of common stock were outstanding and 1,778,426 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of December 31, 2023, options to purchase 10,501,285 shares of common stock and 219,609 RSUs were outstanding, and 1,312,857 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allowed for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares were subject to repurchase at the original exercise price. As of December 31, 2023, options to purchase 1,387,858 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of December 31, 2023, 589,950 shares of common stock had been issued under the ESPP and 743,274 shares remained available for future issuance under the ESPP.

The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on November 16, 2023.

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

As a result of the Option Repricing, 9,904,755 shares of vested and unvested stock options outstanding as of July 24, 2023, with original exercise prices ranging from $2.44 to $22.85 per share, were repriced to $2.28 per share. The total incremental fair value to be recognized as a result of the repricing was approximately $4.7 million. The incremental fair value attributable to the vested option shares on the date of Option Repricing, totaling approximately $2.3 million, was recognized as stock-based compensation expense in 2023. The remaining incremental fair value attributable to the unvested option shares will be amortized over the remaining requisite service periods, which range from the date of the Option Repricing through the end of 2026.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9,684,810	$8.12	7.6	$15,407
Options granted	5,808,994	$4.56
Options exercised	(155,871)	$1.65		$376
Options cancelled/forfeited	(2,227,216)	$5.26
Outstanding at December 31, 2023	13,110,717	$2.60	7.1	$118
Vested and exercisable at December 31, 2023	7,093,081	$2.66	5.6	$10

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $3.43 and $9.81 per share, respectively. The aggregate intrinsic value of exercised stock options during the years ended December 31, 2023 and 2022 was $0.4 million and $1.5 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Activity

During the 12 months ended December 31, 2023, the Company granted RSUs to certain employees pursuant to the 2018 Plan. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expense over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2022	434,790	$9.80
RSUs granted	81,619	$6.84
RSUs vested	(125,188)	$9.88
RSUs forfeited	(171,612)	$9.10
Outstanding as of December 31, 2023	219,609	$9.20

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$8,612	$6,612	$2,955
General and administrative	9,525	7,394	4,641
Total stock-based compensation expense	$18,137	$14,006	$7,596

As of December 31, 2023, the unrecognized stock-based compensation cost was $28.8 million with an estimated weighted average amortization period of 2.6 years.

The fair value of the employee stock options granted and the ESPP rights to purchase common stock of the Company is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	0.5	0.5	0.5
Expected volatility	87.6 - 88.4%	84.3 - 88.5%	85.4 - 88.1%	74.4 - 91.2%	85.6 - 114.9%	64.0 - 77.2%
Risk-free interest rate	3.5 - 4.7%	1.6 - 4.1%	0.5 - 1.3%	5.3 - 5.4%	1.5 - 4.5%	0.0 - 0.1%
Expected dividend yield	—	—	—	—	—	—

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

10. Everest Collaboration

On September 20, 2023, the Company entered into a Collaboration and License Agreement (the “Everest License Agreement”) with Everest Medicines II (HK) Limited (“Everest”) pursuant to which, among other things, the Company granted to Everest an exclusive license to develop and commercialize one or more products containing the Company’s proprietary compound, zetomipzomib (the “Products”), in the licensed field in the Greater China region (Mainland China, Taiwan, Hong Kong and Macau), South Korea, Singapore, Malaysia, Thailand, Indonesia, Vietnam and the Philippines (the “Territory”). The licensed field includes all uses other than the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions. During the PALIZADE trial, Everest will contribute their local regulatory and clinical trial expertise and will be responsible for study costs in the Territory. Everest Medicines Limited is also a party to the Everest License Agreement solely for limited purposes, including to guarantee the performance by Everest of its obligations under the Everest License Agreement.

Under the terms of the Everest License Agreement, the Company received one-time, irrecoverable, non-refundable and non-creditable upfront payment of $7.0 million in October 2023, certain variable payments for manufacturing supply services, and is entitled to receive milestone payments upon achievement of certain development, regulatory and commercial milestone events, for total potential milestone payments of up to $125.5 million. In addition, Everest will pay to the Company tiered royalties on the net sales of the Products in the Territory during the term of the Everest License Agreement ranging from the single digit to the low-teens, subject to certain reductions for patent expiration, generic competition and payments for licenses to third-party patents.

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

License of Intellectual Property. The license to the Company’s intellectual property and associated know-how represents a distinct performance obligation. The license and associated know-how was transferred to Everest in the third quarter of 2023 to satisfy this performance obligation. The Company allocated the full transaction price to the license of the Company’s intellectual property and accordingly recognized collaboration revenue of $7.0 million during the year ended December 31, 2023.

Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of December 31, 2023, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of December 31, 2023.

As of December 31, 2023, the Company had a receivable of $1.6 million, representing the billed amount related to Everest's share of the Territory-specific direct costs and pro rata portion of indirect costs incurred to conduct PALIZADE study under the Everest License Agreement for the three months ended December 31, 2023. The receivable amount was recognized as contra research and development expense and included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet.

11. Commitments & Contingencies

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

12. License Agreement

In June 2015, the Company entered into an exclusive license agreement with Onyx Therapeutics, Inc. (“Onyx”), a wholly owned subsidiary of Amgen, Inc., for a worldwide, exclusive license under certain patents, and a non-exclusive license to certain know-how, in each case controlled by Onyx and relating to the Company’s immunoproteasome program. The Company paid $5.0 million in milestone payments under the Onyx License Agreement in 2023, and may be required to make future payments of up to $167.5 million upon achievement of certain development and commercial milestones for zetomipzomib, as well as royalty payments in the mid to high single digits on future annual net sales, if any.

13. Defined Contribution Plan

The Company has a qualified 401(k) Savings and Investment Plan (the “Plan”) whereby employees may contribute up to the lesser of $56,000 or 100% of their pre-tax compensation. The total contributed amount from the employees is only up to Federal annual limits. The Company matches $1.00 for every $1.00 contributed to the Plan by participants up to the first 4% of base compensation and incentive cash bonus (subject to statutory limits). During the years ended December 31, 2023, 2022 and 2021, the Company recorded matching contributions of approximately $0.8 million, $0.6 million and $0.4 million, respectively.

14. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2023, 2022 and 2021. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The CARES Act enacted the Employee Retention Credit (“ERC”) to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. During the year ended December 31, 2023, the Company received refunds of approximately $1.4 million related to ERCs that offset the related payroll expenses in the respective operating costs and expenses line item in the Consolidated Statement of Operations.

The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(101,613)	$(68,097)	$(54,581)
Foreign	(257)	(142)	(49)
Total	$(101,870)	$(68,239)	$(54,630)

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for years 2016 through 2020. The Company has utilized $0, $79,000 and $325,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities for the years ended December 31, 2023, 2022 and 2021, respectively.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.0	1.3	1.3
Foreign tax rate differential	0.0	0.0	0.0
Permanent differences	(2.1)	(0.6)	(2.2)
Research and development credit	3.2	2.5	4.0
Change in valuation allowance	(25.1)	(24.2)	(24.1)
Provision for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets
Reserves and accruals	$4,692	$3,420
Net operating loss carryforwards	42,984	37,939
Research and development credit carryforwards	12,032	7,603
Lease Liabilities	1,862	2,402
R&D Capitalization	22,248	7,979
Gross deferred tax assets	83,818	59,343
Valuation allowance	(82,541)	(56,983)
Net deferred tax assets	1,277	2,360
Deferred tax liabilities
Property and equipment	(273)	(313)
Right-of-use asset	(1,004)	(2,047)
Net deferred tax assets	$—	$—

Effective January 1, 2022, under the Tax Cuts and Jobs Act, for tax purposes the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company generates a deferred tax asset for capitalized R&D expenditures for the year ended December 31, 2023 which is fully offset with a valuation allowance.

Realization of the deferred tax assets is dependent upon future taxable income. Since the amount and timing of future income are uncertain, the net deferred tax assets, as of December 31, 2023, and December 31, 2022 have been fully offset by a valuation allowance. The valuation allowance increased approximately $25.6 million, $15.2 million and $12.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the Company had federal net operating loss (“NOL”) carryforward of $187.1 million and a federal research and development tax credit carryforward of $11.8 million. If not utilized sooner, the federal NOL generated through December 31, 2017 and tax credit carryforwards will expire, beginning in 2035. Federal net operating loss carryforwards of $165.0 million generated from years ended after December 31, 2017, carryforward indefinitely. As of December 31, 2023 the Company had a state NOL carryforward of $44.4 million, which will expire beginning in 2035, and a state research and development tax credit carryforward of $5.2 million, which does not expire.

As of December 31, 2023, the Company also had accumulated Australian tax losses of $2.0 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Code and similar California laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not utilized any NOL carryforwards through December 31, 2023. In addition, the Company’s deferred tax assets are subject to a full valuation allowance, and thus no benefit for deferred tax assets is recorded on the Company’s books. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in the Company’s stock ownership.

The Company had $4.1 million of unrecognized tax benefits as of December 31, 2023. No liability related to uncertain tax positions is recorded on the financial statements. All uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2023. A reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$2,522	$1,643
Decrease related to prior year tax positions	(222)	(187)
Increase related to current year tax positions	1,774	1,066
Balance at the end of the year	$4,074	$2,522

The Company files income tax returns in the United States federal jurisdiction, state jurisdictions and Australia. The Company currently has no federal, state or other jurisdictional tax examinations in progress. All years are open for examination by federal, state and Australian authorities.

15. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(101,870)	$(68,239)	$(54,630)
Denominator:
Weighted-average shares of common stock outstanding	72,553,645	67,368,935	52,759,335
Net loss per share, basic and diluted	$(1.40)	$(1.01)	$(1.04)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	13,110,717	9,684,810	6,945,184
Restricted stock units subject to future vesting	219,609	434,790	—
Total	13,330,326	10,119,600	6,945,184

16. Related Party Transactions

In connection with the resignation of John Fowler from his role as Chief Executive Officer, the Company and Mr. Fowler entered into a Separation and Consulting Agreement, effective as of November 7, 2023 (the “Fowler Agreement”), pursuant to which Mr. Fowler provides consulting services to the Company at a rate of $5,000 per month for one year ending November 7, 2024. Pursuant to the Fowler Agreement, the Company recognized approximately $9,000 of compensation expense within general and administrative expenses in the Consolidated Statement of Operations during the three months ended December 31, 2023.

In connection with the resignation of Christopher Kirk, Ph.D. from his role as President and Chief Scientific Officer of the Company, the Company and Dr. Kirk entered into an Advisor Agreement, effective as of April 22, 2023 (the “Kirk Agreement”), pursuant to which Dr. Kirk provided scientific and strategic advisory services as a consultant to the Company (the “Services”). The Services were provided at a rate of $41,050 per month, and the Company reimbursed Dr. Kirk for the cost of premiums for continued COBRA coverage through the termination date of the

Advisor Agreement. The Kirk Agreement was terminated on November 7, 2023 in connection with Dr. Kirk’s appointment as the Company’s Chief Executive Officer. Pursuant to the Kirk Agreement, the Company recognized and paid approximately $267,000 of compensation expense within research and development expenses in the Consolidated Statement of Operations in 2023.

17. Restructuring and Impairment Charges

In October 2023, the Company announced a strategic restructuring and workforce reduction (the “Workforce Reduction”) to prioritize its clinical-stage assets, extend the cash runway and reduce the total workforce. All employees affected by the Workforce Reduction separated from the Company by December 31, 2023. In connection with the Workforce Reduction, the Company committed to a plan to sublease Suite 400 of its corporate headquarters which resulted in an impairment to the right-of use asset and certain property and equipment no longer utilized under current or expected future operations.

The Company recognized cumulative restructuring charges of $6.2 million, comprised primarily of one-time employee termination benefits and long-lived assets impairment costs during the year ended December 31, 2023. Restructuring and impairment charges, recorded in the Consolidated Statement of Operations are presented in the table below (in thousands):

Year ended December 31, 2023
Severance and related benefit costs	$3,279
Asset impairments	2,908
Total	$6,187

The following table illustrates the accrual activity and payments relating to restructuring and impairment charges (in thousands):

	Severance and related benefit costs	Asset impairments	Total
Balance as of January 1, 2023	$—	$—	$—
Restructuring charges	3,279	2,908	6,187
Cash payments made	(1,858)	—	(1,858)
Non-cash charges	—	(2,908)	(2,908)
Balance as of December 31, 2023	$1,421	$—	$1,421

As of December 31, 2023, $1.4 million of severance and related benefit costs are included in accrued liabilities in the Consolidated Balance Sheet. We expect that substantially all of the remaining accrued restructuring liabilities will be paid in cash over next nine months.