Form 10-Q
period 2024-03-31
Kezar Life Sciences, Inc.
filed 2024-05-09
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 72,801,359 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,032	$35,493
Marketable securities	146,766	165,879
Prepaid expenses and other current assets	5,815	5,578
Total current assets	185,613	206,950
Property and equipment, net	3,652	3,912
Operating lease right-of-use asset	4,364	4,778
Other assets	5,501	5,595
Total assets	$199,130	$221,235
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,059	$8,251
Accrued and other current liabilities	6,664	6,481
Operating lease liabilities, current	3,134	3,012
Debt, current	1,304	—
Total current liabilities	16,161	17,744
Operating lease liabilities, noncurrent	5,019	5,852
Debt, noncurrent	8,829	10,069
Total liabilities	30,009	33,665
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 and 250,000,000 shares authorized as of March 31, 2024 (unaudited) and December 31, 2023, respectively; 72,801,359 and 72,779,077 shares issued and outstanding as of March 31, 2024 (unaudited) and December 31, 2023, respectively	73	73
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2024 (unaudited) and December 31, 2023	—	—
Additional paid-in capital	541,824	538,390
Accumulated other comprehensive loss	(355)	(130)
Accumulated deficit	(372,421)	(350,763)
Total stockholders' equity	169,121	187,570
Total liabilities and stockholders' equity	$199,130	$221,235

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$17,172	$18,318
General and administrative	6,539	6,206
Total operating expenses	23,711	24,524
Loss from operations	(23,711)	(24,524)
Interest income	2,453	2,695
Interest expense	(400)	(370)
Net loss	$(21,658)	$(22,199)
Net loss per common share, basic and diluted	$(0.30)	$(0.31)
Weighted-average shares used to compute net loss per common share, basic and diluted	72,799,910	72,328,231

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(21,658)	$(22,199)
Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	(12)
Unrealized (loss) gain on marketable securities	(196)	412
Total other comprehensive (loss) income, net of tax	(225)	400
Comprehensive loss	$(21,883)	$(21,799)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2023	72,779,077	$73	$538,390	$(130)	$(350,763)	$187,570
Issuance of common stock under employee stock incentive plans	22,282	—	—	—	—	—
Stock-based compensation expense	—	—	3,434	—	—	3,434
Other comprehensive loss	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(21,658)	(21,658)
Balance as of March 31, 2024	72,801,359	$73	$541,824	$(355)	$(372,421)	$169,121

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2022	68,493,429	$68	$519,620	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	2,236,233	$2	$(2)	—	—	—
Issuance of common stock under employee stock incentive plans	86,338	1	153	—	—	154
Stock-based compensation expense	—	—	4,263	—	—	4,263
Other comprehensive income	—	—	—	400	—	400
Net loss	—	—	—	—	(22,199)	(22,199)
Balance as of March 31, 2023	70,816,000	$71	$524,034	$(523)	$(271,092)	$252,490

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,658)	$(22,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	259
Stock-based compensation	3,434	4,263
Amortization of premiums and discounts on marketable securities	(1,513)	(1,713)
Amortization of debt discount and issuance costs and other non-cash interest	64	59
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(237)	1,599
Other assets	94	(4,414)
Accounts payable, accrued and other current liabilities	(3,009)	1,353
Operating lease assets and liabilities	(297)	(67)
Net cash used in operating activities	(22,862)	(20,860)
Cash flows from investing activities:
Purchases of property and equipment	—	(297)
Purchases of marketable securities	(17,342)	(54,062)
Maturities of marketable securities	37,750	70,750
Net cash provided by investing activities	20,408	16,391
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock incentive plans	—	154
Net cash provided by financing activities	—	154
Effect of exchange rate changes on cash and cash equivalents	(7)	(12)
Net decrease in cash and cash equivalents	(2,461)	(4,327)
Cash and cash equivalents at the beginning of period	35,493	40,456
Cash and cash equivalents at the end of period	$33,032	$36,129
Supplemental disclosures of noncash investing and financing information:
Purchases of property and equipment in accounts payable	$—	$1,234
Par value of common stock upon cashless exercise of prefunded warrants	$—	$2
Supplemental disclosures
Cash paid for interest	$336	$310

See accompanying notes to the unaudited condensed consolidated financial statements

Kezar Life Sciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the state of Delaware in February 2015 and commenced operations in June 2015. The Company is a clinical-stage biotechnology company developing novel small molecule therapuetics to treat unmet needs in immune-mediated diseases and cancer. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, zetomipzomib (KZR-616) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $372.4 million as of March 31, 2024. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, including through at-the-market (“ATM”) offerings, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions such as Everest Collaboration that was entered into on September 20, 2023. However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-261774). The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. As of March 31, 2024, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of March 31, 2024, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended March 31, 2024.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2024 (the “Annual Report”), and there have been no material changes during the three months ended March 31, 2024.

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

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of March 31, 2024 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of March 31, 2024 or December 31, 2023.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$32,894	$32,894	$—	$—
Marketable securities:
Certificate of deposit	522	—	522	—
U.S. Treasury securities	48,017	48,017	—	—
Commercial paper	70,757	—	70,757	—
U.S. government agency bonds	27,470	—	27,470	—
Total	$179,660	$80,911	$98,749	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$35,349	$35,349	$—	$—
Marketable securities:
Certificate of deposit	544	—	544	—
U.S. Treasury securities	54,175	54,175	—	—
Commercial paper	65,070	—	65,070	—
U.S. government agency bonds	46,090	—	46,090	—
Total	$201,228	$89,524	$111,704	$—

Nonrecurring Fair Value Measurements

The ROU asset associated with Suite 400 of the Company's headquarters in South San Francisco, California, is a separate asset group measured at fair value on a nonrecurring basis as of December 31, 2023 due to an impairment recognized on the ROU asset at that date (see Note 6). The fair value of this asset group calculated as the present value of the estimated future cash flows of sublease income attributable to the ROU asset associated with Suite 400, was classified in Level 3 of the fair value hierarchy. When calculating the present value of the estimated future cash flows, sublease income was estimated to increase at a rate of 3.5% per year, and the cash flows were discounted using a rate of 13.3%.

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$32,894	$—	$—	$32,894
Marketable securities:
Certificate of deposit	522	—	—	522
U.S. Treasury securities	48,041	13	(37)	48,017
Commercial paper	70,799	10	(52)	70,757
U.S. government agency bonds	27,484	8	(22)	27,470
Total	$179,740	$31	$(111)	$179,660
Cash				138
Total cash, cash equivalent and marketable securities				$179,798

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$35,349	$—	$—	$35,349
Marketable securities:
Certificate of deposit	544	—	—	544
U.S. Treasury securities	54,066	151	(42)	54,175
Commercial paper	65,038	41	(9)	65,070
U.S. government agency bonds	46,115	27	(52)	46,090
Total	$201,112	$219	$(103)	$201,228
Cash				144
Total cash, cash equivalent and marketable securities				$201,372

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of March 31, 2024 and December 31, 2023.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Less than 12 consecutive months
	Fair Value	Unrealized Losses
U.S. Treasury securities	$27,596	$(37)
Commercial paper	48,128	(52)
U.S. government agency bonds	20,455	(22)
Total	$96,179	$(111)

	December 31, 2023
	Less than 12 consecutive months
	Fair Value	Unrealized Losses
U.S. Treasury securities	$16,261	$(42)
Commercial paper	20,789	(9)
U.S. government agency bonds	39,052	(52)
Total	$76,102	$(103)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes and intends to hold these marketable securities to their maturities.

The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of March 31, 2024. There were no sales of available-for-sale securities in any of the periods presented.

As of March 31, 2024, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing in:	Cost	Fair Value
One year or less	$176,326	$176,244
One to two years	3,414	3,416
Total available-for-sale securities	$179,740	$179,660

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Advance for clinical-related costs, current	$783	$1,818
Licenses, dues and subscriptions	637	506
Insurance	388	712
Receivable from Everest (Note 10)	2,407	1,596
Interest receivable	648	695
Others	952	251
Total prepaid expenses and other current assets	$5,815	$5,578

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$3,488	$3,488
Furniture, laboratory and office equipment	5,559	5,559
Computer equipment	285	285
Total property and equipment	9,332	9,332
Less: accumulated depreciation and amortization	(5,680)	(5,420)
Property and equipment, net	$3,652	$3,912

Depreciation expense was $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Advance for clinical related costs, non-current	$4,717	$4,787
Deposits for operating lease	674	674
Other	110	134
Total other assets	$5,501	$5,595

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued preclinical and research costs	$1,293	$756
Accrued clinical costs	3,291	1,801
Accrued employee-related costs	1,709	3,708
Accrued professional services	236	110
Others	135	106
Total accrued liabilities	$6,664	$6,481

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

In December 2023, the Company committed to a plan to sublease Suite 400 of its corporate headquarters in connection with a workforce reduction (see Note 14) and evaluated the recoverability of ROU asset by comparing the carrying amount of the asset to future net undiscounted cash flows associated with the asset. The ROU asset is considered to be impaired as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Consequently, the Company recognized a $2.7 million impairment charge in 2023.

Information related to the Company’s lease liabilities were as follows (in thousands):

Three months ended March 31, 2024
Cash paid for operating lease liabilities	$711
Operating lease costs	667
Variable lease costs	449

Maturities of lease liabilities as of March 31, 2024 were as follows:
Less than 12 months	$3,923
13 - 24 months	4,060
25 - 36 months	1,387
Total undiscounted lease payments	9,370
Less: imputed interest	(1,217)
Total lease liabilities	$8,153

Operating lease liabilities, current	$3,134
Operating lease liabilities, noncurrent	5,019
Total operating lease liabilities	$8,153

7. Debt

In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provided the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. The Company declined these remaining tranches in borrowing capacity available to it under the Loan Agreement. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026 (the “Maturity Date”). There are no warrants or financial covenants associated with the Loan Agreement.

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

The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of March 31, 2024, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.4 million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	March 31, 2024	December 31, 2023
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(216)	(243)
Cumulative accretion of final fee	349	312
	$10,133	$10,069

Debt, current	$1,304	$—
Debt, noncurrent	8,829	10,069
Debt, net	$10,133	$10,069

As of March 31, 2024, the estimated future principal payments due were as follows:

Years Ending December 31,
2024	$—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 3,793,706 shares of the Company’s common stock. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.001 per share and expired 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In January 2023, warrant holders exercised 2,236,553 shares of outstanding pre-funded warrants at an exercise price of $0.001 per share. In April 2023, warrant holders exercised the remaining 1,557,153 shares of outstanding pre-funded warrants. As of March 31, 2024, there were no pre-funded warrants outstanding.

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

As of March 31, 2024, options to purchase 1,167,854 shares of common stock were outstanding, and 1,832,146 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of March 31, 2024, options to purchase 13,047,923 shares of common stock and 197,327 RSUs were outstanding, and 2,429,636 shares were available for future issuance under the 2018 Plan.

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

2015 Equity Incentive Plan

The 2015 Plan provided for the granting of ISOs and NSOs to employees, directors and consultants at the discretion of the Company’s board of directors. The 2015 Plan was terminated as to future awards in June 2018, although it continues to govern the terms of options that remain outstanding under the 2015 Plan.

No additional stock awards will be granted under the 2015 Plan, and all outstanding stock awards granted under the 2015 Plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2018 Plan in accordance with its terms.

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2024, options to purchase 1,363,394 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2023, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2024. As of March 31, 2024, 589,950 shares of common stock had been issued under the ESPP and 743,274 shares remained available for future issuance under the ESPP.

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

As a result of the Option Repricing, 9,904,755 shares of vested and unvested stock options outstanding as of July 24, 2023, with original exercise prices ranging from $2.44 to $22.85 per share, were repriced to $2.28 per share. The total incremental fair value to be recognized as a result of the repricing was approximately $4.7 million on the date of Option Repricing, of which $2.8 million related to the vested option shares had been recognized as stock-based compensation expense and $0.5 million related to the unvested option shares subsequently cancelled due to termination as of March 31, 2024. The remaining $1.4 million related to the unvested option shares will be amortized over the remaining requisite service periods through the end of 2026.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	13,110,717	$2.60	7.1	$118
Options granted	2,985,000	$0.93
Options exercised	—	$—		$—
Options cancelled/forfeited	(516,546)	$2.81
Outstanding as of March 31, 2024	15,579,171	$2.27	7.4	$63
Vested and exercisable as of March 31, 2024	7,397,723	$2.63	5.9	$5

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $0.70 per share. There were no options exercised during the three months ended March 31, 2024. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Activity

There were no RSU granted during the three months ended March 31, 2024. One-third of each RSU granted vests annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2023	219,609	$9.20
RSUs granted	—	$—
RSUs vested	(22,282)	$9.63
RSUs forfeited	—	$—
Outstanding as of March 31, 2024	197,327	$9.15

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,055	$2,268
General and administrative	2,379	1,995
Total stock-based compensation expense	$3,434	$4,263

As of March 31, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $25.8 million with an estimated weighted average amortization period of 2.8 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (years)	6.0 - 6.1	6.1
Expected volatility	87.3 - 87.9%	87.8 - 88.2%
Risk-free interest rate	4.0 - 4.1%	3.6 - 4.3%
Expected dividend yield	—	—

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

License of Intellectual Property. The license to the Company’s intellectual property and associated know-how represents a distinct performance obligation. The license and associated know-how was transferred to Everest in the third quarter of 2023 to satisfy this performance obligation. The Company allocated the full transaction price to the license of the Company’s intellectual property and accordingly recognized collaboration revenue of $7.0 million in 2023.

Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of March 31, 2024, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of March 31, 2024.

As of March 31, 2024, the Company had a receivable of $2.4 million, representing the billed amounts related to Everest's share of the Territory-specific direct costs and pro rata portion of indirect costs incurred to conduct PALIZADE study under the Everest License Agreement, of which $0.8 million was recognized as contra research and development expense for the three months ended March 31, 2024, and the receivable amount was included in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheet.

11. Income Taxes

No provision for income taxes was recorded for the three months ended March 31, 2024 and 2023, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

12. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(21,658)	$(22,199)
Denominator:
Weighted-average shares of common stock outstanding	72,799,910	72,328,231
Net loss per share, basic and diluted	$(0.30)	$(0.31)

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration of common share equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock, pre-funded warrants and common share equivalents outstanding for the period. The pre-funded warrants were included in the computation of basic and diluted net loss per common share as the exercise price was negligible and the pre-funded warrants were fully vested and exercisable. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	15,579,171	12,528,880
Restricted stock units subject to future vesting	197,327	483,276
Total	15,776,498	13,012,156

13. Related Party Transactions

In connection with the resignation of John Fowler from his role as Chief Executive Officer, the Company and Mr. Fowler entered into a Separation and Consulting Agreement, effective as of November 7, 2023 (the “Fowler Agreement”), pursuant to which Mr. Fowler provides consulting services to the Company at a rate of $5,000 per month for one year ending November 7, 2024. Pursuant to the Fowler Agreement, the Company recognized $15,000 of compensation expense within general and administrative expenses in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2024.

14. 2023 Restructuring and Impairment Charges

In October 2023, the Company announced a strategic restructuring and workforce reduction to prioritize its clinical-stage assets, extend its cash runway and reduce its total workforce. All employees affected by the workforce reduction separated from the company by December 31, 2023. In connection with the workforce reduction, the Company committed to a plan to sublease Suite 400 of its corporate headquarters which resulted in an impairment to the right-of use asset and certain property and equipment no longer utilized under current or expected future operations.

The Company recognized cumulative restructuring charges of $6.2 million, comprised primarily of one-time employee termination benefits and long-lived assets impairment costs during the year ended December 31, 2023. The unpaid severance and related benefit costs included in accrued liabilities in the Condensed Consolidated Balance Sheets were $0.6 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company expects that substantially all of the remaining accrued restructuring liabilities will be paid in cash over next six months.

The following table illustrates the accrual activities and payments relating to restructuring and impairment charges (in thousands):

	Severance and related benefit costs	Asset impairments	Total
Balance as of January 1, 2023	$—	$—	$—
Restructuring charges	3,279	2,908	6,187
Cash payments made	(1,858)	—	(1,858)
Non-cash charges	—	(2,908)	(2,908)
Balance as of December 31, 2023	$1,421	$—	$1,421
Cash payments made	(775)	—	(775)
Balance as of March 31, 2024	$646	$—	$646

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 14, 2024, or the Annual Report.

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

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b/2 clinical trial in patients with systemic lupus erythematosus, or SLE, with or without lupus nephritis, or LN (the MISSION trial). We are conducting PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. PORTOLA is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE.

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

Our oncology product candidate, KZR-261, is a small molecule agent being studied in an open-label Phase 1 clinical study designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. This study is being conducted in two parts: dose escalation in patients with locally advanced or metastatic solid malignancies, and dose expansion in patients with selected tumor types. As of May 2024, we are completing Cohort 9 (80 mg/m2), having reached a maximum tolerated dose of 80 mg/m2 based on the presence of reversible neutropenia, and are currently enrolling the dose expansion portion of the study with a cohort of melanoma patients at a dose level of 60 mg/m2. KZR-261 was discovered from our novel research platform targeting the Sec61 translocon and the protein secretion pathway. KZR-261 has demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development activities in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the issuance and sale of convertible preferred stock, public offerings of common stock and pre-funded warrants to purchase common stock, and debt. We acquired exclusive worldwide rights to zetomipzomib pursuant to a license agreement, or the Onyx License Agreement, with Onyx Therapeutics, Inc., or Onyx, a wholly owned subsidiary of Amgen, Inc. in June 2015. Patent coverage for zetomipzomib extends to at least 2034.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $101.9 million and $21.7 million for the year ended December 31, 2023 and the three months ended March 31, 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2024, we had an accumulated deficit of $372.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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
•
seek marketing approvals for zetomipzomib, KZR-261, and any future product candidates that successfully complete clinical trials;
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

m

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Research and development expenses by program:
Zetomipzomib	$13.8	$11.5
KZR-261	3.2	3.3
Protein Secretion	0.2	3.5
Total research and development expenses	$17.2	$18.3

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(dollars in millions)	2024	2023	$ Change
Operating expenses:
Research and development	$17.2	$18.3	$(1.1)
General and administrative	6.5	6.2	0.3
Total operating expenses	23.7	24.5	(0.8)
Loss from operations	(23.7)	(24.5)	0.8
Interest income	2.4	2.7	(0.3)
Interest expense	(0.4)	(0.4)	—
Net loss	$(21.7)	$(22.2)	$0.5

Research and Development Expenses

Research and development expenses decreased by $1.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to our October 2023 strategic restructuring to prioritize clinical-stage programs, reduce our headcount and pause early-stage research and discovery activities. As the result of the restructuring, a decrease of $2.3 million in personnel and stock-based compensation expenses, a decrease of $1.3 million in research and pre-clinical expenses and a decrease of $0.2 million in facility-related expense, offset by an increase of $2.4 million in clinical expenses primarily related to increased activities for the PALIZADE and PORTOLA trials, and an increase of $0.3 million in manufacturing expenses related to the timing of drug manufacturing runs.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due to an increase of $0.4 million in stock-based compensation and an increase of $0.4 million in payroll expense as a result of the Employee Retention Credit refunds under the CARES Acts received during the three months ended March 31, 2023 compared to none during the three months ended March 31, 2024, offset by a decrease of $0.5 million in legal and professional services.

Interest Income

Interest income decreased by $0.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to the decrease in the balance of cash equivalent and marketable securities.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement entered into in November 2021.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had $179.8 million in cash, cash equivalents and marketable securities. As of March 31, 2024, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was 13 months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $21.7 million for the three months ended March 31, 2024, and we had an accumulated deficit of $372.4 million as of March 31, 2024.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-261774). We will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of March 31, 2024, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of March 31, 2024, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended March 31, 2024.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of March 31, 2024, we declined these tranches in borrowing capacity available to us under the Loan Agreement.

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

Our material cash requirements as of March 31, 2024 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of March 31, 2024, we have $5.9 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

Our expected material cash requirements do not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. Under the Onyx License Agreement, we are obligated to pay Onyx milestone payments of up to $167.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. We excluded the contingent payments given that the timing and amount (if any) of any such payments cannot be reasonably estimated at this time. We also have no material non-cancellable purchase commitments with service providers, as we have generally contracted on a cancellable, purchase order basis.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(22.9)	$(20.9)
Net cash provided by investing activities	$20.4	$16.4
Net cash provided by financing activities	$—	$0.2

Cash Flows from Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $22.9 million, which consisted of a net loss of $21.7 million and a net change of $3.4 million in our net operating assets and liabilities, adjusted by non-cash charges of $2.2 million. The non-cash charges consisted of $3.4 million for stock-based compensation expense, $0.3 million for depreciation and amortization, and $0.1 million of non-cash interest expense, offset by $1.5 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $0.1 million in prepaid expenses and other assets driven by the start-up clinical activities related to the PALIZADE trial, a decrease of $0.3 million in operating lease asset and liabilities, and a decrease of $3.0 million in accounts payable and accrued liabilities due to increased clinical expenditures.

During the three months ended March 31, 2023, cash used in operating activities was $20.9 million, which consisted of a net loss of $22.2 million and a net change of $1.5 million in our net operating assets and liabilities, adjusted by non-cash charges of $2.9 million. The non-cash charges consisted of $4.3 million for stock-based compensation expense, $0.3 million for depreciation, and $0.1 million of non-cash interest expense, offset by $1.7 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $2.8 million in prepaid expenses and other current assets driven by the start-up clinical activities related to PALIZADE clinical trials, and a decrease of $0.1 million in operating lease asset and liabilities, offset by an increase of $1.4 million in accounts payable and accrued liabilities due to increased clinical expenditures.

Cash Flows from Investing Activities

Net cash provided by investing activities was $20.4 million for the three months ended March 31, 2024, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.

Net cash provided by investing activities was $16.4 million for the three months ended March 31, 2023, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $0.3 million during the three months ended March 31, 2023.

Cash Flows from Financing Activities

There were no financing activities for the three months ended March 31, 2024.

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

Status as a Smaller Reporting Company

We are a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $179.8 million as of March 31, 2024, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2024, our cash equivalents and marketable securities had an average maturity of approximately 5 months and the longest maturity was 13 months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Approximately $0.7 million of our cash balance was located in Australia as of March 31, 2024. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $101.9 million for the year ended December 31, 2023 and $21.7 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $372.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $179.8 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2024 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of March 31, 2024, approximately $68.3 million remains available under the at-the-market program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which introduced a merit-based incentive bonus program for Medicare physicians, also referred to as the Quality Payment Program. The Quality Payment Program consists of two payment tracks that eligible clinicians can participate in: Advanced Alternative Payment Models and the Merit-Based Incentive Payment System. Under both the Advanced Alternative Payment Models and the Merit-Based Incentive Payment System, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments.

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

For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, and a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnology companies and authorizes the U.S. government to include additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

Our obligations related to data privacy and security are quickly changing and are becoming increasingly stringent, and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, including, without limitation, financial and time-related resources. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation, including class-related claims and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations, including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Significant disruptions of our, or our contractors' or vendors', information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

In the ordinary course of our business, we and the third parties upon which we rely process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

Based upon our shares of our common stock outstanding as of March 31, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 40% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and The Nasdaq Stock Market. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, external audit and financial compliance costs and have made and will continue to make some activities more time consuming and costly.

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

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Kezar Life Sciences, Inc. (Registrant)

Date: May 9, 2024	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)