Form 10-Q
period 2024-06-30
Kezar Life Sciences, Inc.
filed 2024-08-13
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 72,962,220 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,276	$35,493
Marketable securities	135,906	165,879
Prepaid expenses and other current assets	3,435	5,578
Total current assets	167,617	206,950
Property and equipment, net	3,391	3,912
Operating lease right-of-use asset	2,391	4,778
Other assets	6,522	5,595
Total assets	$179,921	$221,235
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,263	$8,251
Accrued and other current liabilities	9,363	6,481
Operating lease liabilities, current	3,260	3,012
Debt, current	2,609	—
Total current liabilities	17,495	17,744
Operating lease liabilities, noncurrent	4,152	5,852
Debt, noncurrent	7,589	10,069
Total liabilities	29,236	33,665
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 and 250,000,000 shares authorized as of June 30, 2024 (unaudited) and December 31, 2023, respectively; 72,887,538 and 72,779,077 shares issued and outstanding as of June 30, 2024 (unaudited) and December 31, 2023, respectively	73	73
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2024 (unaudited) and December 31, 2023	—	—
Additional paid-in capital	544,965	538,390
Accumulated other comprehensive loss	(385)	(130)
Accumulated deficit	(393,968)	(350,763)
Total stockholders' equity	150,685	187,570
Total liabilities and stockholders' equity	$179,921	$221,235

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$16,298	$20,999	$33,470	$39,317
General and administrative	5,603	5,785	12,142	11,991
Restructuring and impairment charges	1,482	—	1,482	—
Total operating expenses	23,383	26,784	47,094	51,308
Loss from operations	(23,383)	(26,784)	(47,094)	(51,308)
Interest income	2,237	2,861	4,690	5,556
Interest expense	(401)	(385)	(801)	(755)
Net loss	$(21,547)	$(24,308)	$(43,205)	$(46,507)
Net loss per common share, basic and diluted	$(0.30)	$(0.34)	$(0.59)	$(0.64)
Weighted-average shares used to compute net loss per common share, basic and diluted	72,845,869	72,461,850	72,822,890	72,395,410

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(21,547)	$(24,308)	$(43,205)	$(46,507)
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(5)	(15)	(17)
Unrealized (loss) gain on marketable securities	(44)	(302)	(240)	110
Total other comprehensive (loss) income, net of tax	(30)	(307)	(255)	93
Comprehensive loss	$(21,577)	$(24,615)	$(43,460)	$(46,414)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	LOSS	DEFICIT	EQUITY
Balance at December 31, 2023	72,779,077	$73	$538,390	$(130)	$(350,763)	$187,570
Issuance of common stock under employee stock incentive plans	22,282	—	—	—	—	—
Stock-based compensation expense	—	—	3,434	—	—	3,434
Other comprehensive loss	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(21,658)	(21,658)
Balance as of March 31, 2024	72,801,359	$73	$541,824	$(355)	$(372,421)	$169,121
Issuance of common stock under employee stock incentive plans	86,179	—	56	—	—	56
Stock-based compensation expense	—	—	3,085	—	—	3,085
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(21,547)	(21,547)
Balance as of June 30, 2024	72,887,538	$73	$544,965	$(385)	$(393,968)	$150,685

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	(LOSS) INCOME	DEFICIT	EQUITY
Balance at December 31, 2022	68,493,429	$68	$519,620	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	2,236,233	2	(2)	—	—	—
Issuance of common stock under employee stock incentive plans	86,338	1	153	—	—	154
Stock-based compensation expense	—	—	4,263	—	—	4,263
Other comprehensive income	—	—	—	400	—	400
Net loss	—	—	—	—	(22,199)	(22,199)
Balance as of March 31, 2023	70,816,000	$71	$524,034	$(523)	$(271,092)	$252,490
Cashless exercise of pre-funded warrants	1,556,643	2	(2)	—	—	—
Issuance of common stock under employee stock incentive plans	160,171	—	382	—	—	382
Stock-based compensation expense	—	—	4,020	—	—	4,020
Other comprehensive loss	—	—	—	(307)	—	(307)
Net loss	—	—	—	—	(24,308)	(24,308)
Balance as of June 30, 2023	72,532,814	$73	$528,434	$(830)	$(295,400)	$232,277

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,205)	$(46,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	508
Stock-based compensation	6,519	8,283
Amortization of premiums and discounts on marketable securities	(2,902)	(3,532)
Amortization of debt discount and issuance costs and other non-cash interest	129	118
Impairment loss of right-of-use asset	1,549	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,143	2,246
Other assets	(927)	(5,888)
Accounts payable, accrued and other current liabilities	(3,106)	2,453
Operating lease assets and liabilities	(614)	(141)
Net cash used in operating activities	(39,893)	(42,460)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,673)
Purchases of marketable securities	(52,126)	(95,233)
Maturities of marketable securities	84,750	126,500
Net cash provided by investing activities	32,624	29,594
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock incentive plans	56	536
Net cash provided by financing activities	56	536
Effect of exchange rate changes on cash and cash equivalents	(4)	(17)
Net decrease in cash and cash equivalents	(7,217)	(12,347)
Cash and cash equivalents at the beginning of period	35,493	40,456
Cash and cash equivalents at the end of period	$28,276	$28,109
Supplemental disclosures of noncash investing and financing information:
Purchases of property and equipment in accounts payable	$—	$117
Par value of common stock upon cashless exercise of prefunded warrants	$—	$4
Supplemental disclosures
Cash paid for interest	$672	$637

See accompanying notes to the unaudited condensed consolidated financial statements

Kezar Life Sciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the state of Delaware in February 2015 and commenced operations in June 2015. The Company is a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases and cancer. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates, zetomipzomib (KZR-616) and KZR-261. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $394.0 million as of June 30, 2024. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, including through at-the-market (“ATM”) offerings, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions, such as our collaboration with Everest Medicines II (HK) Limited (“Everest”). However, if such financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-261774). The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. As of June 30, 2024, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of June 30, 2024, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the three months ended June 30, 2024.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2024 (the “Annual Report”), and there have been no material changes during the six months ended June 30, 2024.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of June 30, 2024 is unaudited. The interim condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for the Company beginning with the Form 10-K for the year ending December 31, 2024. The Company is currently evaluating the effect of adopting the update on its related disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance that are expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash equivalents, other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of June 30, 2024 or December 31, 2023.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$28,158	$28,158	$—	$—
Marketable securities:
Certificate of deposit	533	—	533	—
U.S. Treasury securities	51,889	51,889	—	—
Commercial paper	65,494	—	65,494	—
Corporate debt securities	10,990	—	10,990	—
U.S. government agency bonds	7,000	—	7,000	—
Total	$164,064	$80,047	$84,017	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$35,349	$35,349	$—	$—
Marketable securities:
Certificate of deposit	544	—	544	—
U.S. Treasury securities	54,175	54,175	—	—
Commercial paper	65,070	—	65,070	—
U.S. government agency bonds	46,090	—	46,090	—
Total	$201,228	$89,524	$111,704	$—

Nonrecurring Fair Value Measurements

The right-of-use (“ROU”) asset associated with Suite 400 of the Company's headquarters in South San Francisco, California, is a separate asset group measured at fair value on a nonrecurring basis as of December 31, 2023 due to an impairment recognized on the ROU asset at that date (see Note 6). The fair value of this asset group calculated as the present value of the estimated future cash flows of sublease income attributable to the ROU asset associated with Suite 400, was classified in Level 3 of the fair value hierarchy. When calculating the present value of the estimated future cash flows, sublease income was estimated to increase at a rate of 3.5% per year, and the cash flows were discounted using a rate of 13.3%. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as of June 30, 2024 as the estimated future cash flow from sublease income is zero due to current market conditions.

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$28,158	$—	$—	$28,158
Marketable securities:
Certificate of deposit	533	—	—	533
U.S. Treasury securities	51,926	—	(37)	51,889
Commercial paper	65,572	3	(81)	65,494
Corporate debt securities	10,994	1	(5)	10,990
U.S. government agency bonds	7,005	—	(5)	7,000
Total	$164,188	$4	$(128)	$164,064
Cash				118
Total cash, cash equivalent and marketable securities				$164,182

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$35,349	$—	$—	$35,349
Marketable securities:
Certificate of deposit	544	—	—	544
U.S. Treasury securities	54,066	151	(42)	54,175
Commercial paper	65,038	41	(9)	65,070
U.S. government agency bonds	46,115	27	(52)	46,090
Total	$201,112	$219	$(103)	$201,228
Cash				144
Total cash, cash equivalent and marketable securities				$201,372

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of June 30, 2024 and December 31, 2023.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Less than 12 consecutive months
	Fair Value	Unrealized Losses
U.S. Treasury securities	$48,463	$(37)
Commercial paper	47,574	(81)
Corporate debt securities	7,814	(5)
U.S. government agency bonds	7,000	(5)
Total	$110,851	$(128)

	December 31, 2023
	Less than 12 consecutive months
	Fair Value	Unrealized Losses
U.S. Treasury securities	$16,261	$(42)
Commercial paper	20,789	(9)
U.S. government agency bonds	39,052	(52)
Total	$76,102	$(103)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes and intends to hold these marketable securities to their maturities.

The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of June 30, 2024. There were no sales of available-for-sale securities in any of the periods presented.

As of June 30, 2024, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing in:	Cost	Fair Value
One year or less	$164,188	$164,064
Total available-for-sale securities	$164,188	$164,064

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Receivable from Everest, current (Note 10)	$1,312	$1,596
Advance for clinical-related costs, current	773	1,818
Licenses, dues and subscriptions	662	506
Insurance	104	712
Interest receivable	374	695
Others	210	251
Total prepaid expenses and other current assets	$3,435	$5,578

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$3,488	$3,488
Furniture, laboratory and office equipment	5,559	5,559
Computer equipment	285	285
Total property and equipment	9,332	9,332
Less: accumulated depreciation and amortization	(5,941)	(5,420)
Property and equipment, net	$3,391	$3,912

Depreciation expense was $0.3 million and $0.5 million for each of the three and six months ended June 30, 2024, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Advance for clinical related costs, noncurrent	$4,670	$4,787
Unbilled receivable from Everest, noncurrent (Note 10)	1,099	—
Deposits for operating lease	674	674
Other	79	134
Total other assets	$6,522	$5,595

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical costs	$5,909	$1,801
Accrued employee-related costs	1,802	3,708
Accrued preclinical and research costs	1,532	756
Accrued professional services	55	110
Others	65	106
Total accrued liabilities	$9,363	$6,481

6. Lease

In November 2022, the Company entered into an amendment to the lease agreement for its corporate headquarters in South San Francisco, California, which expanded the leased premises in the same building as its corporate headquarters and extended the lease term of the original premises to be coterminous with the expansion premises to July 31, 2026. The transaction was treated as a lease modification as of the effective date and resulted in the recognition of approximately $8.0 million in new lease liabilities and ROU assets.

In December 2023, the Company committed to a plan to sublease Suite 400 of its corporate headquarters in connection with a workforce reduction (see Note 14) and evaluated the recoverability of ROU asset by comparing the carrying amount of the asset to future net undiscounted cash flows associated with the asset. The ROU asset is considered to be impaired if the carrying amount of the assets exceeds the fair value of the assets. Consequently, the Company recognized a $2.7 million impairment charge in 2023. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as of June 30, 2024 as the estimated future cash flow from sublease income is zero due to current market conditions.

Information related to the Company’s lease liabilities were as follows (in thousands):

	Three months ended June 30, 2024	Six months ended June 30, 2024
Cash paid for operating lease liabilities	$741	$1,452
Operating lease costs	655	1,322
Variable lease costs	467	916

Maturities of lease liabilities as of June 30, 2024 were as follows:
Less than 12 months		$3,957
13 - 24 months		4,095
25 - 36 months		347
Total undiscounted lease payments		8,399
Less: imputed interest		(987)
Total lease liabilities		$7,412

Operating lease liabilities, current		$3,260
Operating lease liabilities, noncurrent		4,152
Total operating lease liabilities		$7,412

7. Debt

In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provided the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones, and the Company declined these remaining tranches in borrowing capacity available to it under the Loan Agreement. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026 (the “Maturity Date”). There are no warrants or financial covenants associated with the Loan Agreement.

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

The Loan Agreement also includes subjective acceleration clauses that permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of June 30, 2024, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	June 30, 2024	December 31, 2023
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(189)	(243)
Cumulative accretion of final fee	387	312
	$10,198	$10,069

Debt, current	$2,609	$—
Debt, noncurrent	7,589	10,069
Debt, net	$10,198	$10,069

As of June 30, 2024, the estimated future principal payments due were as follows:

Years Ending December 31,
2024	$—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 3,793,706 shares of the Company’s common stock. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.001 per share and expired 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The warrant holders exercised all the shares of outstanding pre-funded warrants in 2023 at an exercise price of $0.001 per share. As of June 30, 2024, there were no pre-funded warrants outstanding.

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

As of June 30, 2024, options to purchase 1,247,708 shares of common stock were outstanding and 1,752,292 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of June 30, 2024, options to purchase 12,645,480 shares of common stock and 185,416 RSUs were outstanding, and 2,843,990 shares were available for future issuance under the 2018 Plan.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2024, options to purchase 1,363,394 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 200,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 375,000 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2023, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2024. As of June 30, 2024, 676,129 shares of common stock had been issued under the ESPP and 657,095 shares remained available for future issuance under the ESPP.

The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2024.

Option Repricing

In July 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $2.28 per share, the closing price of the Common Stock on July 24, 2023. Outstanding options that were granted under the 2015 Plan and the Inducement Plan were not included in the Option Repricing. The Option Repricing included options granted pursuant to the 2018 Plan that were held by, among others, members of the Company’s board of the directors (other than options granted in June 2023) and the Company’s named executive officers and principal financial officer.

As a result of the Option Repricing, 9,904,755 shares of vested and unvested stock options outstanding as of July 24, 2023, with original exercise prices ranging from $2.44 to $22.85 per share, were repriced to $2.28 per share. The total incremental fair value to be recognized as a result of the repricing was approximately $4.7 million on the date of Option Repricing, of which $3.0 million related to the vested option shares had been recognized as stock-based compensation expense and $0.6 million related to the unvested option shares subsequently cancelled due to termination as of June 30, 2024. As of June 30, 2024, there was $1.1 million remaining related to the unvested option shares which will be amortized over the remaining requisite service periods through the end of 2026.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	13,110,717	$2.60	7.1	$118
Options granted	3,541,000	$0.90
Options cancelled/forfeited	(1,395,135)	$2.84
Outstanding as of June 30, 2024	15,256,582	$2.18	7.2	$—
Vested and exercisable as of June 30, 2024	8,334,868	$2.58	5.7	$—

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2024 was $0.54 and $0.67 per share, respectively. There were no options exercised during the six months ended June 30, 2024. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Restricted Stock Units Activity

There were no RSUs granted during the six months ended June 30, 2024. One-third of each RSU granted vests annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2023	219,609	$9.20
RSUs vested	(22,282)	$9.63
RSUs forfeited	(11,911)	$9.26
Outstanding as of June 30, 2024	185,416	$9.14

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$915	$2,013	$1,971	$4,281
General and administrative	2,170	2,007	4,548	4,002
Total stock-based compensation expense	$3,085	$4,020	$6,519	$8,283

As of June 30, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $20.0 million with an estimated weighted average amortization period of 2.7 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected volatility	86.8 - 87.7%	88.0 - 88.3%	86.8 - 87.9%	87.8 - 88.3%
Risk-free interest rate	4.3 - 4.6%	3.5 - 3.9%	4.0 - 4.6%	3.5 - 4.3%
Expected dividend yield	—	—	—	—

The expected term of options granted represents the period of time that options granted are expected to be outstanding and was determined by calculating the midpoint between the date of vesting and the contractual life of each option. The expected term of the ESPP rights is equal to the six-month look-back period. Since inception until March 2024, the volatility of the Company’s stock price was based on the weighted average of the historical volatility of the Company's stock price and that of a peer group of public companies over the expected term due to the Company's limited public trading history of its common stock. The peer group was selected on the basis of operational and economic similarity with the Company’s principal business operations. Effective as of the quarter-ended June 30, 2024, the expected volatility is based on the daily historical volatility of the Company’s common stock covering the estimated expected term. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.

10. Everest Collaboration

In September 2023, the Company entered into a Collaboration and License Agreement (the “Everest License Agreement”) with Everest pursuant to which, among other things, the Company granted to Everest an exclusive license to develop and commercialize one or more products containing the Company’s proprietary compound, zetomipzomib (the “Products”), in the licensed field in the Greater China region (Mainland China, Taiwan, Hong Kong and Macau), South Korea, Singapore, Malaysia, Thailand, Indonesia, Vietnam and the Philippines (the “Territory”). The licensed field includes all uses other than the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions. During the PALIZADE trial, Everest will contribute their local regulatory and clinical trial expertise and will be responsible for study costs in the Territory. Everest Medicines Limited is also a party to the Everest License Agreement solely for limited purposes, including to guarantee the performance by Everest of its obligations under the Everest License Agreement.

Under the terms of the Everest License Agreement, the Company received a one-time, irrecoverable, non-refundable and non-creditable upfront payment of $7.0 million in October 2023 and is entitled to receive certain variable payments for manufacturing supply services and milestone payments upon achievement of certain development, regulatory and commercial milestone events, for total potential milestone payments of up to $125.5 million. In addition, Everest will pay to the Company tiered royalties on the net sales of the Products in the Territory during the term of the Everest License Agreement ranging from the single digit to the low-teens, subject to certain reductions for patent expiration, generic competition and payments for licenses to third-party patents.

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

Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of June 30, 2024, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of June 30, 2024.

In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of June 30, 2024, the Company had a receivable of $1.3 million, representing the billed amounts related to Everest's share of the Territory-specific direct costs and pro rata portion of indirect costs incurred to conduct PALIZADE study under the Everest License Agreement, and a noncurrent unbilled receivable of $1.1 million representing reimbursement for payment is yet to be billed or due. The receivable amount was included in prepaid expenses and other current assets and the unbilled receivable was included in other assets in the Company’s Condensed Consolidated Balance Sheet. In connection with the cost-sharing arrangement with Everest, $1.6 million and $2.4 million was recognized as contra research and development expense for each of the three and six months ended June 30, 2024, respectively.

11. Income Taxes

No provision for income taxes was recorded for the three and six months ended June 30, 2024 and 2023, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The CARES Act enacted the Employee Retention Credit (“ERC”) to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. During the six months ended June 30, 2023, the Company received refunds of approximately $1.4 million related to ERCs that offset the related payroll expenses in the respective operating costs and expenses line item in the condensed consolidated statements of operations. During the six months ended June 30, 2024, no refund related to ERCs was received by the Company.

12. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(21,547)	$(24,308)	$(43,205)	$(46,507)
Denominator:
Weighted-average shares of common stock outstanding	72,845,869	72,461,850	72,822,890	72,395,410
Net loss per share, basic and diluted	$(0.30)	$(0.34)	$(0.59)	$(0.64)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Stock options to purchase common stock	15,256,582	12,962,005
Restricted stock units subject to future vesting	185,416	433,611
Total	15,441,998	13,395,616

13. Related Party Transactions

In connection with the resignation of John Fowler from his role as Chief Executive Officer, the Company and Mr. Fowler entered into a Separation and Consulting Agreement, effective as of November 7, 2023 (the “Fowler Agreement”), pursuant to which Mr. Fowler provides consulting services to the Company at a rate of $5,000 per month for one year ending November 7, 2024. Pursuant to the Fowler Agreement, the Company recognized $15,000 and $30,000 of compensation expense within general and administrative expenses in the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2024, respectively.

14. 2023 Restructuring and Impairment Charges

In October 2023, the Company announced a strategic restructuring and workforce reduction to prioritize its clinical-stage assets, extend its cash runway and reduce its total workforce. All employees affected by the workforce reduction separated from the company by December 31, 2023. In connection with the workforce reduction, the Company committed to a plan to sublease Suite 400 of its corporate headquarters which resulted in an impairment to the ROU asset and certain property and equipment no longer utilized under current or expected future operations.

The Company recognized cumulative restructuring charges of $6.2 million, comprised primarily of one-time employee termination benefits and long-lived assets impairment costs during the year ended December 31, 2023. The Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as of June 30, 2024. The unpaid severance and related benefit costs included in accrued liabilities in the Condensed Consolidated Balance Sheets were $0.2 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively. The Company expects that substantially all of the remaining accrued restructuring liabilities will be paid in cash over next four months.

The following table illustrates the accrual activities and payments relating to restructuring and impairment charges (in thousands):

	Severance and related benefit costs	Asset impairments	Total
Balance as of January 1, 2023	$—	$—	$—
Restructuring charges	3,279	2,908	6,187
Cash payments made	(1,858)	—	(1,858)
Non-cash charges	—	(2,908)	(2,908)
Balance as of December 31, 2023	$1,421	$—	$1,421
Cash payments made	(775)	—	(775)
Balance as of March 31, 2024	$646	$—	$646
Restructuring charges	(67)	1,549	1,482
Cash payments made	(344)	—	(344)
Non-cash charges	—	(1,549)	(1,549)
Balance as of June 30, 2024	$235	$—	$235

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

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that has completed Phase 1a testing in healthy volunteers and a Phase 1b/2 clinical trial in patients with systemic lupus erythematosus, or SLE, with or without lupus nephritis, or LN (the MISSION trial). We are conducting PALIZADE, a global, placebo-controlled, double-blind Phase 2b clinical trial evaluating zetomipzomib in patients with LN. In addition, we are leveraging the broad therapeutic potential of zetomipzomib in other severe autoimmune diseases of high unmet medical need. PORTOLA is a placebo-controlled, double-blind Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH. We are also continuing to explore development opportunities for zetomipzomib in patients with SLE. In August 2024, we announced completion of enrollment in our PORTOLA trial, and we expect to report topline data from this trial in the first half of 2025.

Based on clinical data generated to date with zetomipzomib, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We have seen encouraging clinical activity and biomarker data in the SLE and LN patients who received zetomipzomib in our MISSION trial. The safety and tolerability profiles of zetomipzomib have been favorable and consistent with the needs for a long-term therapy.

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

In August 2024, we announced that we have stopped enrollment in the KZR-261 open-label Phase 1 clinical study, and we are reallocating clinical resources toward development of zetomipzomib in AIH and LN. No objective responses have been observed to date in the KZR-261 study. We plan to report data from the trial at a medical conference following completion of the study.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $101.9 million and $43.2 million for the year ended December 31, 2023 and the six months ended June 30, 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2024, we had an accumulated deficit of $394.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

•
continue the ongoing and planned development of zetomipzomib;
•
seek to develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
•
maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•
seek marketing approvals for zetomipzomib and any future product candidates that successfully complete clinical trials;
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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$12.9	$12.5	$26.7	$24.0
KZR-261	3.4	4.4	6.5	7.7
Protein Secretion	—	4.1	0.3	7.6
Total research and development expenses	$16.3	$21.0	$33.5	$39.3

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

Restructuring and Impairment Charges

In October 2023, we announced a strategic restructuring and workforce reduction (the “Workforce Reduction”) to prioritize our clinical-stage assets and extend our cash runway, reducing our workforce by approximately 40%. All employees affected by the Workforce Reduction separated from the Company by December 31, 2023. In connection with the Workforce Reduction, we committed to a plan to sublease the vacated floor in our leased office facility, which resulted in an impairment to the right-of-use (“ROU”) asset and certain property and equipment no longer utilized under current or expected future operations. We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. See Note 14 to our condensed consolidated financial statements for additional information on the restructuring and impairment charges.

Interest Income

Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

Interest Expense

Our interest expense is related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our Loan Agreement with Oxford Finance entered into in November 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
(dollars in millions)	2024	2023	$ Change
Operating expenses:
Research and development	$16.3	$21.0	$(4.7)
General and administrative	5.6	5.8	(0.2)
Restructuring and impairment charges	1.5	—	1.5
Total operating expenses	23.4	26.8	(3.4)
Loss from operations	(23.4)	(26.8)	3.4
Interest income	2.3	2.9	(0.6)
Interest expense	(0.4)	(0.4)	—
Net loss	$(21.5)	$(24.3)	$2.8

Research and Development Expenses

Research and development expenses decreased by $4.7 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to our October 2023 strategic restructuring to prioritize clinical-stage programs, reduce our headcount and pause early-stage research and discovery activities that resulted in a decrease of $3.7 million in stock-based compensation and personnel-related expenses, a decrease of $2.1 million in research and pre-clinical expenses, a decrease of $0.4 million in facility-related expenses, a decrease of $0.2 million in consulting expenses, and a decrease in $0.4 million in manufacturing expenses related to the timing of drug manufacturing runs, offset by an increase of $2.1 million in clinical expenses primarily related to increased activities for the PALIZADE and PORTOLA trials.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was mainly due to a decrease in legal and professional services.

Restructuring and Impairment Charges

Restructuring and impairment charges increased by $1.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily related to the ROU asset impairment charge related to the vacated floor in our leased office facility as the estimated future cash flow from sublease income is zero due to current market conditions.

Interest Income

Interest income decreased by $0.6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to the decrease in the balance of cash equivalent and marketable securities.

Interest Expense

Interest expense was $0.4 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
(dollars in millions)	2024	2023	$ Change
Operating expenses:
Research and development	$33.5	$39.3	$(5.8)
General and administrative	12.1	12.0	0.1
Restructuring and impairment charges	1.5	—	1.5
Total operating expenses	47.1	51.3	(4.2)
Loss from operations	(47.1)	(51.3)	4.2
Interest income	4.7	5.6	(0.9)
Interest expense	(0.8)	(0.8)	—
Net loss	$(43.2)	$(46.5)	$3.3

Research and Development Expenses

Research and development expenses decreased by $5.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to our October 2023 strategic restructuring to prioritize clinical-stage programs, reduce our headcount and pause early-stage research and discovery activities. As the result of the restructuring, a decrease of $6.0 million in stock-based compensation and personnel-related expenses, a decrease of $3.5 million in research and pre-clinical expenses and a decrease of $0.7 million in facility-related expenses, offset by an increase of $4.4 million in clinical expenses primarily related to increased activities for the PALIZADE and PORTOLA trials.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was due to an increase of $0.5 million in stock-based compensation and an increase of $0.4 million in payroll expense as a result of the Employee Retention Credit refunds under the CARES Acts received during the six months ended June 30, 2023 compared to none during the six months ended June 30, 2024, offset by a decrease of $0.6 million in legal and professional services and a decrease of $0.2 million in consulting expenses.

Restructuring and Impairment Charges

Restructuring and impairment charges increased by $1.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily related to the ROU asset impairment charge related to the vacated floor in our leased office facility as the estimated future cash flow from sublease income is zero due to current market conditions.

Interest Income

Interest income decreased by $0.9 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to the decrease in the balance of cash equivalent and marketable securities.

Interest Expense

Interest expense was $0.8 million for the six months ended June 30, 2024, compared to $0.8 million for the six months ended June 30, 2023. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had $164.2 million in cash, cash equivalents and marketable securities. As of June 30, 2024, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was 12 months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $43.2 million for the six months ended June 30, 2024, and we had an accumulated deficit of $394.0 million as of June 30, 2024.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-261774). We will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of June 30, 2024, we have sold an aggregate of 11,986,003 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $10.98 per share pursuant to the ATM Agreement. As of June 30, 2024, approximately $68.3 million remains available under the ATM Agreement. No shares were sold under the ATM Agreement during the six months ended June 30, 2024.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of June 30, 2024, we declined these tranches in borrowing capacity available to us under the Loan Agreement.

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

Our material cash requirements as of June 30, 2024 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of June 30, 2024, we have $7.3 million payable within 12 months. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(39.9)	$(42.5)
Net cash provided by investing activities	$32.6	$29.6
Net cash provided by financing activities	$0.1	$0.5

Cash Flows from Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $39.9 million, which consisted of a net loss of $43.2 million and a net change of $2.5 million in our net operating assets and liabilities, adjusted by non-cash charges of $5.8 million. The non-cash charges consisted of $6.5 million for stock-based compensation expense, $1.5 million for the impairment loss of ROU asset, $0.5 million for depreciation and amortization, and $0.1 million of non-cash interest expense, offset by $2.9 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $1.2 million in prepaid expenses, other current assets and other assets, a decrease of $0.6 million in operating lease asset and liabilities, and a decrease of $3.1 million in accounts payable and accrued liabilities due to increased clinical expenditures.

During the six months ended June 30, 2023, cash used in operating activities was $42.5 million, which consisted of a net loss of $46.5 million and a net change of $1.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $5.4 million. The non-cash charges consisted of $8.3 million for stock-based compensation expense, $0.5 million for depreciation, and $0.1 million of non-cash interest expense, offset by $3.5 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $3.7 million in prepaid expenses and other current assets driven by the start-up clinical activities related to the PALIZADE trial, and a decrease of $0.1 million in operating lease asset and liabilities, offset by an increase of $2.5 million in accounts payable and accrued liabilities due to increased clinical expenditures.

Cash Flows from Investing Activities

Net cash provided by investing activities was $32.6 million for the six months ended June 30, 2024, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.

Net cash provided by investing activities was $29.6 million for the six months ended June 30, 2023, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $1.7 million during the six months ended June 30, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $0.1 million, primarily from the issuance of common stock pursuant to our employee equity plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $164.2 million as of June 30, 2024, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper, corporate debt securities and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2024, our cash equivalents and marketable securities had an average maturity of approximately 5 months and the longest maturity was 12 months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Approximately $0.7 million of our cash, cash equivalents and marketable securities balance was located in Australia as of June 30, 2024. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $101.9 million for the year ended December 31, 2023 and $43.2 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $394.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are a clinical-stage company and our operations to date have been largely focused on raising capital and conducting preclinical and clinical development of zetomipzomib and KZR-261. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $164.2 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2024 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of June 30, 2024, approximately $68.3 million remains available under the at-the-market offering program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

We are conducting the PALIZADE trial in several countries where we have not previously engaged with local regulatory authorities nor performed clinical trials. The process and timelines required to obtain approval from foreign regulatory authorities is unpredictable and may depend upon numerous factors and their substantial discretion. The inability to obtain and maintain regulatory approval for the conduct of the PALIZADE trial outside the United States may impact the timelines and completion of the PALIZADE trial.

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

The development of zetomipzomib and KZR-261 requires significant capital investment. Due to the significant resources required for clinical development, we must focus our research and development efforts on specific indications and decide which development opportunities to pursue and advance for each program. For example, in August 2024, we stopped enrollment in the dose expansion portion of the KZR-261 Phase 1 clinical study to reallocate our clinical resources toward development of zetomipzomib. Our decisions concerning the allocation of development, management and financial resources may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through strategic transactions, including collaboration, licensing or other royalty arrangements, asset sales, and spin-offs, in cases in which it would have been more advantageous for us to retain ownership and sole development and commercialization rights to such product candidates.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. As an example, some patients included in the Phase 2 portion of our MISSION clinical trial were located in Ukraine and Russia at the time of the February 2022 Russian invasion of Ukraine. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients already enrolled in our trial could result in the need to enroll additional patients, which would be costly and could delay our anticipated timeline for the completion of the trial. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates.

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

In addition, our contract manufacturing organizations, or CMOs, may be unable to successfully increase the manufacturing scale for our product candidates in a timely or cost-effective manner and may experience delays due to limited manufacturing capacity. In addition, quality issues may arise during manufacturing activities. If our CMOs are unable to successfully manufacture our product candidates in sufficient quantity in a timely manner, our planned clinical trials may be delayed or modified and we may also be unable to fulfill our obligations under the Everest License Agreement, allowing Everest to terminate its collaboration or other potential adverse consequences as provided in the Everest License Agreement.

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

Based upon our shares of our common stock outstanding as of June 30, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 33% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
10.1†	Amendment No. 1 to Collaboration and License Agreement by and between the Company and Everest Medicines II (HK) Limited, dated as of July 2, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

Date: August 13, 2024	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)