Form 10-Q
period 2024-09-30
Kezar Life Sciences, Inc.
filed 2024-11-12
CIK 1645666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

4000 Shoreline Court, Suite 300

South San Francisco, CA, 94080

(650) 822-5600

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	KZR	The Nasdaq Stock Market LLC
Preferred Share Purchase Rights		The Nasdaq Stock Market LLC

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

As of November 8, 2024, the registrant had 7,296,222 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,858	$35,493
Marketable securities	113,530	165,879
Prepaid expenses and other current assets	7,991	5,578
Total current assets	156,379	206,950
Property and equipment, net	3,149	3,912
Operating lease right-of-use asset	2,143	4,778
Other assets	2,415	5,595
Total assets	$164,086	$221,235
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,461	$8,251
Accrued and other current liabilities	9,664	6,481
Operating lease liabilities, current	3,391	3,012
Debt, current	3,913	—
Total current liabilities	20,429	17,744
Operating lease liabilities, noncurrent	3,259	5,852
Debt, noncurrent	6,349	10,069
Total liabilities	30,037	33,665
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 and 250,000,000 shares authorized as of September 30, 2024 (unaudited) and December 31, 2023, respectively; 7,296,222 and 7,277,908 shares issued and outstanding as of September 30, 2024 (unaudited) and December 31, 2023, respectively	7	7
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2024 (unaudited) and December 31, 2023	—	—
Additional paid-in capital	548,216	538,456
Accumulated other comprehensive income (loss)	107	(130)
Accumulated deficit	(414,281)	(350,763)
Total stockholders' equity	134,049	187,570
Total liabilities and stockholders' equity	$164,086	$221,235

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$7,000	$—	$7,000
Operating expenses:
Research and development	16,242	23,738	49,712	63,055
General and administrative	5,706	8,789	17,848	20,780
Restructuring and impairment charges	—	—	1,482	—
Total operating expenses	21,948	32,527	69,042	83,835
Loss from operations	(21,948)	(25,527)	(69,042)	(76,835)
Interest income	2,038	2,820	6,728	8,376
Interest expense	(403)	(396)	(1,204)	(1,151)
Net loss	$(20,313)	$(23,103)	$(63,518)	$(69,610)
Net loss per common share, basic and diluted	$(2.78)	$(3.18)	$(8.72)	$(9.60)
Weighted-average shares used to compute net loss per common share, basic and diluted	7,296,222	7,268,165	7,286,967	7,249,188

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(20,313)	$(23,103)	$(63,518)	$(69,610)
Other comprehensive income:
Foreign currency translation adjustments	27	(23)	12	(40)
Unrealized gain on marketable securities	465	166	225	276
Total other comprehensive income, net of tax	492	143	237	236
Comprehensive loss	$(19,821)	$(22,960)	$(63,281)	$(69,374)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	(LOSS) INCOME	DEFICIT	EQUITY
Balance at December 31, 2023	7,277,908	$7	$538,456	$(130)	$(350,763)	$187,570
Issuance of common stock under employee stock incentive plans	2,228	—	—	—	—	—
Stock-based compensation expense	—	—	3,434	—	—	3,434
Other comprehensive loss	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(21,658)	(21,658)
Balance as of March 31, 2024	7,280,136	$7	$541,890	$(355)	$(372,421)	$169,121
Issuance of common stock under employee stock incentive plans	8,618	—	56	—	—	56
Stock-based compensation expense	—	—	3,085	—	—	3,085
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(21,547)	(21,547)
Balance as of June 30, 2024	7,288,754	$7	$545,031	$(385)	$(393,968)	$150,685
Issuance of common stock under employee stock incentive plans	7,468	—	—	—	—	—
Stock-based compensation expense	—	—	3,185		—	3,185
Other comprehensive income	—	—	—	492	—	492
Net loss	—	—	—	—	(20,313)	(20,313)
Balance as of September 30, 2024	7,296,222	$7	$548,216	$107	$(414,281)	$134,049

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNTS	CAPITAL	(LOSS) INCOME	DEFICIT	EQUITY
Balance at December 31, 2022	6,849,343	$7	$519,681	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	223,624	—	—	—	—	—
Issuance of common stock under employee stock incentive plans	8,633	—	154	—	—	154
Stock-based compensation expense	—	—	4,263	—	—	4,263
Other comprehensive income	—	—	—	400	—	400
Net loss	—	—	—	—	(22,199)	(22,199)
Balance as of March 31, 2023	7,081,600	$7	$524,098	$(523)	$(271,092)	$252,490
Cashless exercise of pre-funded warrants	155,665	—	—	—	—	—
Issuance of common stock under employee stock incentive plans	16,017	—	382	—	—	382
Stock-based compensation expense	—	—	4,020	—	—	4,020
Other comprehensive loss	—	—	—	(307)	—	(307)
Net loss	—	—	—	—	(24,308)	(24,308)
Balance as of June 30, 2023	7,253,282	$7	$528,500	$(830)	$(295,400)	$232,277
Issuance of common stock under employee stock incentive plans	16,015	—	43	—	—	43
Stock-based compensation expense	—	—	6,634	—	—	6,634
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(23,103)	(23,103)
Balance as of September 30, 2023	7,269,297	$7	$535,177	$(687)	$(318,503)	$215,994

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(63,518)	$(69,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781	786
Stock-based compensation	9,704	14,917
Amortization of premiums and discounts on marketable securities	(4,128)	(5,298)
Amortization of debt discount and issuance costs and other non-cash interest	193	176
Impairment loss of right-of-use asset	1,549	—
Loss on disposition of fixed assets	—	3
Changes in operating assets and liabilities
Accounts receivable	—	(7,000)
Prepaid expenses and other current assets	(2,413)	3,850
Other assets	3,180	(5,661)
Accounts payable, accrued and other current liabilities	(1,607)	5,388
Operating lease assets and liabilities	(1,128)	(216)
Net cash used in operating activities	(57,387)	(62,665)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(1,809)
Proceeds from sale of equipment	—	5
Purchases of marketable securities	(72,102)	(130,528)
Maturities of marketable securities	128,804	180,500
Net cash provided by investing activities	56,684	48,168
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock incentive plans	56	579
Net cash provided by financing activities	56	579
Effect of exchange rate changes on cash and cash equivalents	12	(40)
Net decrease in cash and cash equivalents	(635)	(13,958)
Cash and cash equivalents at the beginning of period	35,493	40,456
Cash and cash equivalents at the end of period	$34,858	$26,498
Supplemental disclosures of noncash investing and financing information:
Purchases of property and equipment in accounts payable	$—	$4
Par value of common stock upon cashless exercise of prefunded warrants	$—	$4
Supplemental disclosures
Cash paid for interest	$1,011	$975

See accompanying notes to the unaudited condensed consolidated financial statements

Kezar Life Sciences, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Description of the Business

Description of Business

Kezar Life Sciences, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in the state of Delaware in February 2015 and commenced operations in June 2015. The Company is a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.

Reverse Stock Split

On October 29, 2024, the Company effected a reverse stock split of its common stock at a ratio of one-for-ten (the “Reverse Stock Split”), as authorized at the Company’s 2024 annual meeting of stockholders held on June 18, 2024 and approved by the Company’s board of directors on September 23, 2024. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise were entitled to a fractional share of common stock as a result of the Reverse Stock Split were entitled to receive one full share of common stock in lieu of such fractional share.

The number of shares of common stock subject to outstanding options, restricted stock unit awards and other equity awards issued by the Company, and the number of shares reserved for future issuance and all other share limits were reduced by the same ratio as the reduction in the outstanding shares, in each case rounded down to the nearest whole share. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares issuable under the Company’s equity incentive plans and other existing agreements, as well as to the exercise or conversion prices, as applicable. There were no changes to the total number of authorized shares or the par value per share.

The Company has retroactively restated the shares and per share amounts in the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The impact due to the issuance of full shares in lieu of fractional shares of common stock as a result of the Reverse Stock Split will be reflected in the period of issuance, which will be our fourth quarter. Proportionate adjustments were made to the per share exercise price and number of shares of common stock issuable under all outstanding stock options. In addition, proportionate adjustments have been made to the number of shares of common stock reserved for the Company’s equity incentive plans. The condensed consolidated statements of stockholders’ equity and balance sheets reflect the impact of the Reverse Stock Split by reclassifying from “common stock” to “additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the Reverse Stock Split.

Liquidity

Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $414.3 million as of September 30, 2024. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, including through at-the-market (“ATM”) offerings, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions, such as our collaboration with Everest Medicines II (HK) Limited (“Everest”). However, if financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.

In December 2021, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through Cowen, as its sales agent, shares of its common stock having an aggregate offering price of up to $200.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3ASR (File No. 333-261774). The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of its common stock sold through Cowen under the ATM Agreement and also has provided Cowen with indemnification and contribution rights. As of December 31, 2023, the Company had sold an aggregate of 1,198,601 shares of its common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $109.84 per share pursuant to the ATM Agreement. No shares were sold under the ATM Agreement during the nine months ended September 30, 2024. As of September 30, 2024, approximately $68.3 million remains available under the ATM Agreement.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2024 (the “Annual Report”), and there have been no material changes to such policies during the nine months ended September 30, 2024.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying financial information as of September 30, 2024 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for the Company beginning with the Annual Report on Form 10-K for the year ending December 31, 2024. The Company is currently evaluating the effect of adopting the update on its related disclosures.

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of September 30, 2024 or December 31, 2023.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$34,180	$34,180	$—	$—
Certificate of deposit	555	—	555	—
Marketable securities:
U.S. Treasury securities	47,903	47,903	—	—
Commercial paper	42,514	—	42,514	—
Corporate debt securities	11,119	—	11,119	—
U.S. government agency bonds	11,994	—	11,994	—
Total	$148,265	$82,083	$66,182	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$35,349	$35,349	$—	$—
Marketable securities:
Certificate of deposit	544	—	544	—
U.S. Treasury securities	54,175	54,175	—	—
Commercial paper	65,070	—	65,070	—
U.S. government agency bonds	46,090	—	46,090	—
Total	$201,228	$89,524	$111,704	$—

Nonrecurring Fair Value Measurements

The right-of-use (“ROU”) asset associated with Suite 400 of the Company's headquarters in South San Francisco, California, is a separate asset group measured at fair value on a nonrecurring basis as of December 31, 2023 due to an impairment recognized on the ROU asset at that date (see Note 6). The fair value of this asset group calculated as the present value of the estimated future cash flows of sublease income attributable to the ROU asset associated with Suite 400, was classified in Level 3 of the fair value hierarchy. When calculating the present value of the estimated future cash flows, sublease income was estimated to increase at a rate of 3.5% per year, and the cash flows were discounted using a rate of 13.3%. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as the estimated future cash flow from sublease income is zero due to current market conditions.

4. Available-for-Sale Securities

The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$34,180	$—	$—	$34,180
Certificate of deposit	555	—	—	555
Marketable securities:
U.S. Treasury securities	47,780	123	—	47,903
Commercial paper	42,380	137	(3)	42,514
Corporate debt securities	11,065	54	—	11,119
U.S. government agency bonds	11,964	30	—	11,994
Total	$147,924	$344	$(3)	$148,265
Cash				123
Total cash, cash equivalent and marketable securities				$148,388

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$35,349	$—	$—	$35,349
Marketable securities:
Certificate of deposit	544	—	—	544
U.S. Treasury securities	54,066	151	(42)	54,175
Commercial paper	65,038	41	(9)	65,070
U.S. government agency bonds	46,115	27	(52)	46,090
Total	$201,112	$219	$(103)	$201,228
Cash				144
Total cash, cash equivalent and marketable securities				$201,372

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of September 30, 2024 and December 31, 2023.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Less than 12 consecutive months
	Fair Value	Unrealized Losses
Commercial paper	$959	$(3)
Total	$959	$(3)

	December 31, 2023
	Less than 12 consecutive months
	Fair Value	Unrealized Losses
U.S. Treasury securities	$16,261	$(42)
Commercial paper	20,789	(9)
U.S. government agency bonds	39,052	(52)
Total	$76,102	$(103)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes and intends to hold these marketable securities to their maturities.

The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of September 30, 2024. There were no sales of available-for-sale securities in any of the periods presented.

As of September 30, 2024, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized	Estimated
Available-for-sale securities maturing in:	Cost	Fair Value
One year or less	$147,924	$148,265
Total available-for-sale securities	$147,924	$148,265

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Receivable from Everest, current (Note 10)	$500	$1,596
Advance for clinical-related costs, current	5,268	1,818
Licenses, dues and subscriptions	597	506
Insurance	847	712
Interest receivable	589	695
Other	190	251
Total prepaid expenses and other current assets	$7,991	$5,578

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$3,488	$3,488
Furniture, laboratory and office equipment	5,577	5,559
Computer equipment	285	285
Total property and equipment	9,350	9,332
Less: accumulated depreciation and amortization	(6,201)	(5,420)
Property and equipment, net	$3,149	$3,912

Depreciation expense was $0.3 million and $0.8 million for each of the three and nine months ended September 30, 2024, respectively, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Advance for clinical related costs, noncurrent	$—	$4,787
Unbilled receivable from Everest, noncurrent (Note 10)	1,741	—
Deposits for operating lease	674	674
Other	—	134
Total other assets	$2,415	$5,595

Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical costs	$6,070	$1,801
Accrued employee-related costs	2,120	3,708
Accrued preclinical and research costs	1,311	756
Accrued professional services	121	110
Other	42	106
Total accrued liabilities	$9,664	$6,481

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

In December 2023, the Company committed to a plan to sublease Suite 400 of its corporate headquarters in connection with a workforce reduction (see Note 14) and evaluated the recoverability of ROU asset by comparing the carrying amount of the asset to future net undiscounted cash flows associated with the asset. The ROU asset is considered to be impaired if the carrying amount of the assets exceeds the fair value of the assets. Consequently, the Company recognized a $2.7 million impairment charge in 2023. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as the estimated future cash flow from sublease income is zero due to current market conditions.

Information related to the Company’s lease liabilities were as follows (in thousands):

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Cash paid for operating lease liabilities	$762	$2,215
Operating lease costs	457	1,778
Variable lease costs	466	1,382

Maturities of lease liabilities as of September 30, 2024 were as follows:
Less than 12 months		$3,991
13 - 24 months		3,437
Total undiscounted lease payments		7,428
Less: imputed interest		(778)
Total lease liabilities		$6,650

Operating lease liabilities, current		$3,391
Operating lease liabilities, noncurrent		3,259
Total operating lease liabilities		$6,650

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

The Loan Agreement also includes subjective acceleration clauses that permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of September 30, 2024, the Company is in compliance with all covenants in the Loan Agreement.

Interest expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the long-term debt balance are as follows:

	September 30, 2024	December 31, 2023
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(163)	(243)
Cumulative accretion of final fee	425	312
	$10,262	$10,069

Debt, current	$3,913	$—
Debt, noncurrent	6,349	10,069
Debt, net	$10,262	$10,069

As of September 30, 2024, the estimated future principal payments due were as follows:

Years Ending December 31,
2024	$—
2025	5,217
2026	4,783
Total	$10,000

8. Pre-Funded Warrants

In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 379,371 shares of the Company’s common stock. Each pre-funded warrant entitled the holder to purchase shares of common stock at an exercise price of $0.01 per share and expired 20 years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. The warrant holders exercised all the shares of outstanding pre-funded warrants in 2023 at an exercise price of $0.01 per share. As of September 30, 2024, there were no pre-funded warrants outstanding.

9. Stock-Based Compensation

Stock Incentive Plans

2022 Inducement Plan

In April 2022, the Company adopted the Kezar Life Sciences, Inc. 2022 Inducement Plan (the “Inducement Plan”), which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), for the award of nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”) and other equity awards as permitted by the Inducement Plan (collectively, “Inducement Awards”) to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company (“Eligible Recipients”). Under the Inducement Plan, the Company may grant up to 300,000 shares of Common Stock in the form of Inducement Awards to Eligible Recipients in compliance with the requirements of Nasdaq Listing Rule 5635(c)(4). Awards must be approved by either a majority of the Company’s independent directors or the Company’s independent compensation committee. Consultants and directors are not eligible to received grants under the Inducement Plan.

As of September 30, 2024, options to purchase 119,637 shares of common stock were outstanding and 180,363 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan

In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of September 30, 2024, options to purchase 1,459,665 shares of common stock and 11,054 RSUs were outstanding, and 89,315 shares were available for future issuance under the 2018 Plan.

Initially, subject to adjustment as provided in the 2018 Plan, the aggregate number of shares of the Company’s common stock authorized for issuance pursuant to stock awards under the 2018 Plan was 400,000 shares, which is the sum of (i) 160,069 shares plus (ii) the number of shares reserved and available for issuance under the 2015 Plan at the time the 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under the 2015 Plan that expire, terminate are forfeited or otherwise not issued, or are withheld to satisfy a tax withholding obligation in connection with an award or to satisfy a purchase or exercise price of an award (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to such increase.

The maximum number of shares that may be issued upon the exercise of ISOs under the 2018 Plan is 1,250,000 shares.

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

Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2024, options to purchase 136,325 shares of common stock were outstanding under the 2015 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 20,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 37,500 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2023, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2024. As of September 30, 2024, 67,501 shares of common stock had been issued under the ESPP and 65,709 shares remained available for future issuance under the ESPP.

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

Option Repricing

In July 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $22.80 per share, the closing price of the Common Stock on July 24, 2023. Outstanding options that were granted under the 2015 Plan and the Inducement Plan were not included in the Option Repricing. The Option Repricing included options granted pursuant to the 2018 Plan that were held by, among others, members of the Company’s board of the directors (other than options granted in June 2023) and the Company’s named executive officers and principal financial officer.

As a result of the Option Repricing, 990,367 shares of vested and unvested stock options outstanding as of July 24, 2023, with original exercise prices ranging from $24.40 to $228.50 per share, were repriced to $22.80 per share. The total incremental fair value to be recognized as a result of the repricing was approximately $4.7 million on the date of Option Repricing, of which $3.2 million related to the vested option shares had been recognized as stock-based compensation expense and $0.6 million related to the unvested option shares subsequently cancelled due to termination as of September 30, 2024. As of September 30, 2024, there was $0.9 million remaining related to the unvested option shares which will be amortized over the remaining requisite service periods through the end of 2026.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,310,651	$25.95	7.1	$118
Options granted	578,797	$7.93
Options cancelled/forfeited	(173,821)	$31.43
Outstanding as of September 30, 2024	1,715,627	$19.32	7.4	$367
Vested and exercisable as of September 30, 2024	884,010	$24.62	5.9	$3

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2024 was $4.61 and $5.92 per share, respectively. There were no options exercised during the nine months ended September 30, 2024. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.

Performance Option Grants Activities

On July 11, 2024, the Compensation Committee of the Company’s board of directors approved performance-based stock option grants to all employees, except the Chief Executive Officer, under the 2018 Plan. Performance-based stock options will vest upon the achievements of specified clinical trial milestones. The grant-date fair value of these performance-based stock options is calculated using the Black-Scholes option-pricing model. Performance-based stock options are included in the outstanding stock options table above. Stock-based compensation cost related to performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation is recognized until such time as the performance condition is considered probable of being achieved and related compensation cost would be recognized through a cumulative catch-up adjustment in the period of change. Stock-based compensation expenses of $0.1 million related to performance-based stock options were recognized for the three and nine months ended September 30, 2024.

Restricted Stock Units Activity

There were no RSUs granted during the nine months ended September 30, 2024. One-third of each RSU granted vests annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these

RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2023	21,945	$92.00
RSUs vested	(9,702)	$93.64
RSUs forfeited	(1,189)	$92.57
Outstanding as of September 30, 2024	11,054	$90.48

Stock-Based Compensation Expense

Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$991	$3,140	$2,962	$7,421
General and administrative	2,194	3,494	6,742	7,496
Total stock-based compensation expense	$3,185	$6,634	$9,704	$14,917

As of September 30, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $17.7 million with an estimated weighted average amortization period of 2.3 years.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (years)	5.5 - 6.1	6.1	5.5 - 6.1	5.5 - 6.1
Expected volatility	86.2 - 87.3%	87.6 - 88.0%	86.2 - 87.9%	87.6 - 88.3%
Risk-free interest rate	3.6 - 4.2%	4.1 - 4.2%	3.6 - 4.6%	3.5 - 4.3%
Expected dividend yield	—	—	—	—

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

10. Everest Collaboration

In September 2023, the Company entered into a Collaboration and License Agreement (the “Everest License Agreement”) with Everest pursuant to which, among other things, the Company granted to Everest an exclusive license to develop and commercialize one or more products containing the Company’s proprietary compound, zetomipzomib (the “Products”), in the licensed field in the Greater China region (Mainland China, Taiwan, Hong Kong and Macau), South Korea, Singapore, Malaysia, Thailand, Indonesia, Vietnam and the Philippines (the “Territory”). The licensed field includes all uses other than the diagnosis or treatment in humans of cancerous or pre-cancerous diseases or conditions. During the PALIZADE trial, Everest contributed their local regulatory and clinical trial expertise and were responsible for study costs in the Territory. Everest Medicines Limited is also a party to the Everest License Agreement solely for limited purposes, including to guarantee the performance by Everest of its obligations under the Everest License Agreement.

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

The term of the Everest License Agreement will continue on a market-by-market basis until expiration of the relevant royalty term of the Products, unless terminated earlier. Everest has the right to terminate the Everest License Agreement for convenience at any time following the October 2024 termination of the PALIZADE clinical trial. The Company may terminate the Everest License Agreement if Everest challenges the Company’s patents or fails to perform any development or commercialization activities for a continuous period of more than twelve (12) months, subject to certain exceptions. In addition, either party may terminate the Everest License Agreement for the other party’s uncured breach or insolvency, and the Everest License Agreement will automatically terminate in the event of termination of the Company’s exclusive license agreement with Onyx Therapeutics, Inc.

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

Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of September 30, 2024, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.

Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of September 30, 2024.

In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of September 30, 2024, the Company had a receivable of $0.5 million, representing the billed amounts related to Everest’s share of the Territory-specific direct costs and pro rata portion of indirect costs incurred to conduct the PALIZADE study under the Everest License Agreement, and a noncurrent unbilled receivable of $1.7 million representing reimbursement for payments made by the Company that is yet to be billed or due. The receivable amount was included in prepaid expenses and other current assets and the unbilled receivable was included in other assets in the Company’s condensed consolidated balance sheet. In connection with the cost-sharing arrangement with Everest, $1.1 million and $3.6 million was recognized as contra research and development expense for each of the three and nine months ended September 30, 2024, respectively.

In October 2024, the Company made the strategic decision to terminate the PALIZADE study and focus clinical development efforts of zetomipzomib in autoimmune hepatitis, or AIH. The termination does not change Everest’s payment obligation under the Everest License Agreement.

11. Income Taxes

No provision for income taxes was recorded for the three and nine months ended September 30, 2024 and 2023, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

In March 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The CARES Act enacted the Employee Retention Credit (“ERC”) to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. During the nine months ended September 30, 2023, the Company received refunds of approximately $1.4 million related to ERCs that offset the related payroll expenses in the respective operating costs and expenses line item in the condensed consolidated statements of operations. During the nine months ended September 30, 2024, no refund related to ERCs was received by the Company.

12. Net Loss Per Share

Net Loss Per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(20,313)	$(23,103)	$(63,518)	$(69,610)
Denominator:
Weighted-average shares of common stock outstanding	7,296,222	7,268,165	7,286,967	7,249,188
Net loss per share, basic and diluted	$(2.78)	$(3.18)	$(8.72)	$(9.60)

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

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Stock options to purchase common stock	1,715,627	1,333,045
Restricted stock units subject to future vesting	11,054	30,423
Total	1,726,681	1,363,468

13. Related Party Transactions

In connection with the resignation of John Fowler from his role as Chief Executive Officer, the Company and Mr. Fowler entered into a Separation and Consulting Agreement, effective as of November 7, 2023 (the “Fowler Agreement”), pursuant to which Mr. Fowler provides consulting services to the Company at a rate of $5,000 per month for one year ending November 7, 2024. Pursuant to the Fowler Agreement, the Company recognized $15,000 and $45,000 of compensation expense within general and administrative expenses in the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2024, respectively.

14. 2023 Restructuring and Impairment Charges

In October 2023, the Company announced a strategic restructuring and workforce reduction to prioritize its clinical-stage assets, extend its cash runway and reduce its total workforce. All employees affected by the workforce reduction separated from the company by December 31, 2023. In connection with the workforce reduction, the Company committed to a plan to sublease Suite 400 of its corporate headquarters which resulted in an impairment to the ROU asset and certain property and equipment was no longer utilized under then-current or expected future operations.

The Company recognized cumulative restructuring charges of $6.2 million, comprised primarily of one-time employee termination benefits and long-lived assets impairment costs during the year ended December 31, 2023. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset. The unpaid severance and related benefit costs included in accrued liabilities in the condensed consolidated balance sheets were $30 thousand and $1.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company expects that substantially all of the remaining accrued restructuring liabilities will be paid in cash over next three months.

The following table illustrates the accrual activities and payments relating to restructuring and impairment charges (in thousands):

	Severance and related benefit costs	Asset impairments	Total
Balance as of January 1, 2023	$—	$—	$—
Restructuring charges	3,279	2,908	6,187
Cash payments made	(1,858)	—	(1,858)
Non-cash charges	—	(2,908)	(2,908)
Balance as of December 31, 2023	$1,421	$—	$1,421
Cash payments made	(775)	—	(775)
Balance as of March 31, 2024	$646	$—	$646
Restructuring charges	(67)	1,549	1,482
Cash payments made	(344)	—	(344)
Non-cash charges	—	(1,549)	(1,549)
Balance as of June 30, 2024	$235	$—	$235
Cash payments made	(205)	—	(205)
Balance as of September 30, 2024	$30	$—	$30

15. Subsequent Events

Adoption of a Stockholder Rights Plan

On October 17, 2024, the Company’s board of directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock as of the close of business on October 28, 2024, the record date. The Rights are exercisable only if a person or group (an “Acquiring Person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 10% or more of the Company’s outstanding common stock (15% in the case of a passive institutional investor as described in the Rights Plan). Once the Rights become exercisable, each Right will entitle its holder (other than any Acquiring Person, whose Rights will become void) to purchase, for $71.60, one one-hundredth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”) (with such exercise price and Preferred Share amounts adjusted to account for the Reverse Stock Split). The description and terms of the Rights Plan are set forth in the Rights Agreement, dated as of October 17, 2024 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A. The terms of the Preferred Shares are set forth in a Certificate of Designation filed with the Secretary of State of Delaware on October 17, 2024. The Rights will expire on October 17, 2025, unless the Rights are earlier redeemed or exchanged by the Company.

One-for-Ten Reverse Stock Split

On October 29, 2024, the Company completed the Reverse Stock Split of the Company’s common stock at a ratio of one-for-ten. There were no changes in the total number of shares of common stock authorized for issuance by the Company, nor a change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, stockholders of record who would otherwise have been entitled to receive a fractional share were entitled to have the fractional share rounded up to the nearest whole share. All share and share-related information presented in these condensed consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.

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

Overview

We are a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases. To that end, we are advancing a drug development program that harnesses a key regulator of cellular function by targeting the immunoproteasome, which is responsible for protein degradation in cells of the immune system and drives many key aspects of immune cell function. We believe targeting this fundamental regulator of cellular function offers an attractive approach to treating autoimmune diseases.

Our lead product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that we are evaluating for the treatment of severe autoimmune diseases of high unmet medical need. Zetomipzomib has completed testing in healthy volunteers in a Phase 1a clinical study and in patients with systemic lupus erythematosus, or SLE, with or without lupus nephritis, or LN, in the MISSION Phase 1b/2 clinical study.

In October 2024, we announced the termination of our PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN. This decision was made after the PALIZADE Phase 2b clinical trial was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, following four Grade 5 (fatal) serious adverse events (SAEs) that occurred in patients enrolled in the Philippines and Argentina, including one patient on placebo. A total of 84 patients were enrolled in PALIZADE as of the date of termination, and we plan to report available data on those patients at a later date.

We are currently conducting PORTOLA, a placebo-controlled, randomized, double-blind Phase 2a clinical trial of zetomipzomib in patients with autoimmune hepatitis, or AIH, that are insufficiently responding to standard of care or have relapsed. We have completed enrollment of the PORTOLA trial and plan to report topline data from this trial in the first half of 2025.

In October 2024, the Independent Data Monitoring Committee, or IDMC, recommended that the PORTOLA trial may proceed without modification. The IDMC examined safety data from all patients enrolled in the trial, including data from patients who completed the 24-week double-blinded treatment period, or DBTP, and continued to the open-label extension, or OLE, portion of the trial which includes an additional 24 weeks of treatment. Following the recommendation made by the IDMC, the FDA notified us that it is allowing enrolled patients to complete the DBTP of PORTOLA without modification. However, the FDA has placed a partial clinical hold on PORTOLA requiring that the four patients currently in the DBTP should not continue to the OLE portion of the trial. The patients who are currently participating in the OLE may continue treatment on zetomipzomib, but their prednisone dosage may not be tapered below 5mg/day, and any patients who tapered below this amount will raise their prednisone back to 5 mg/day.

Based on clinical data generated to date with zetomipzomib, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. We observed encouraging clinical activity and biomarker data in the SLE and LN patients who received zetomipzomib in our MISSION Phase 1b/2 clinical study. The safety and tolerability profile of zetomipzomib observed in the MISSION Phase 1b/2 clinical study was also favorable and consistent with the needs for a long-term therapy.

Our other product candidate, KZR-261, is a small molecule agent we have studied in an open-label Phase 1 clinical study designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. KZR-261 was discovered from our novel research platform targeting the Sec61 translocon and the protein secretion pathway. KZR-261 demonstrated broad anti-tumor activity in preclinical models of both solid and hematologic malignancies by targeting multiple pathways driving tumor growth and survival. In August 2024, we announced that we had stopped enrollment in the KZR-261 Phase 1 clinical study, and we reallocated clinical resources toward development of zetomipzomib. No objective responses have been observed to date in the KZR-261 study. We plan to report data from the trial at a medical conference following completion of the study.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $101.9 million and $63.5 million for the year ended December 31, 2023 and the nine months ended September 30, 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2024, we had an accumulated deficit of $414.3 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.

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

Our revenue to date has been generated from the upfront payment pursuant to our collaboration with Everest Medicines II (HK) Limited, or Everest, under our license agreement with them, or the Everest License Agreement. Collaboration revenue consists of revenue received from upfront, milestone and contingent payments received from the strategic partner. We recognize collaboration revenue when the performance obligation is satisfied.

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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$13.3	$15.2	$40.0	$39.3
KZR-261	2.9	4.2	9.4	11.9
Protein Secretion	—	4.3	0.3	11.9
Total research and development expenses	$16.2	$23.7	$49.7	$63.1

In October 2024, the Company made the strategic decision to terminate the PALIZADE Phase 2b clinical trial in patients with active LN and focus clinical development efforts of zetomipzomib in AIH. We expect our research and development expenses to increase for the foreseeable future as our product candidates advance into later stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and expenses for outside professional services, including legal, human resource, information technology and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. We may incur additional expenses to support the growth of our business.

Restructuring and Impairment Charges

In October 2023, we announced a strategic restructuring and workforce reduction (the “Workforce Reduction”) to prioritize our clinical-stage assets and extend our cash runway, reducing our workforce by approximately 40%. All employees affected by the Workforce Reduction separated from the Company by December 31, 2023. In connection with the Workforce Reduction, we committed to a plan to sublease the vacated floor in our leased office facility, which resulted in an impairment to the right-of-use (“ROU”) asset, and certain property and equipment no longer being utilized under then-current or expected future operations. We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. See Note 14 to our condensed consolidated financial statements for additional information on the restructuring and impairment charges.

Interest Income

Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.

Interest Expense

Our interest expense is related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our loan agreement, or the Loan Agreement, that we entered into in November 2021 with Oxford Finance, LLC, or Oxford Finance.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
(dollars in millions)	2024	2023	$ Change
Collaboration revenue	$—	$7.0	$(7.0)
Operating expenses:
Research and development	16.2	23.7	(7.5)
General and administrative	5.7	8.8	(3.1)
Total operating expenses	21.9	32.5	(10.6)
Loss from operations	(21.9)	(25.5)	3.6
Interest income	2.0	2.8	(0.8)
Interest expense	(0.4)	(0.4)	—
Net loss	$(20.3)	$(23.1)	$2.8

Collaboration Revenue

Collaboration revenue decreased by $7.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the upfront payment under the Everest License Agreement realized in September 2023.

Research and Development Expenses

Research and development expenses decreased by $7.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to our October 2023 strategic restructuring to prioritize clinical-stage programs, reduce our headcount and pause early-stage research and discovery activities that resulted in a decrease of $4.9 million in stock-based compensation and personnel-related expenses, a decrease of $1.5 million in research and pre-clinical expenses, a decrease of $0.6 million in facility-related expenses, a decrease of $0.5 million in consulting expenses, and a decrease in $0.3 million in manufacturing expenses related to the timing of drug manufacturing runs, offset by an increase of $0.3 million in clinical expenses primarily related to increased activities for the PALIZADE and PORTOLA trials.

General and Administrative Expenses

General and administrative expenses decreased by $3.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was mainly due to a decrease of $1.7 million in legal and professional services in connection with the negotiation and implementation of the Everest License Agreement in the third quarter of 2023, a decrease of $1.3 million in stock-based compensation and a decrease of $0.1 million in D&O insurance.

Interest Income

Interest income decreased by $0.8 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.4 million for the three months ended September 30, 2024, compared to $0.4 million for the three months ended September 30, 2023. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change
Collaboration revenue	$—	$7.0	$(7.0)
Operating expenses:
Research and development	49.7	63.1	(13.4)
General and administrative	17.8	20.8	(3.0)
Restructuring and impairment charges	1.5	—	1.5
Total operating expenses	69.0	83.9	(14.9)
Loss from operations	(69.0)	(76.9)	7.9
Interest income	6.7	8.4	(1.7)
Interest expense	(1.2)	(1.1)	(0.1)
Net loss	$(63.5)	$(69.6)	$6.1

Collaboration Revenue

Collaboration revenue decreased by $7.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the upfront payment under the Everest License Agreement realized in September 2023.

Research and Development Expenses

Research and development expenses decreased by $13.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to our October 2023 strategic restructuring to prioritize clinical-stage programs, reduce our headcount and pause early-stage research and discovery activities. As the result of the restructuring, a decrease of $10.8 million in stock-based compensation and personnel-related expenses, a decrease of $5.0 million in research and pre-clinical expenses, a decrease of $1.4 million in facility-related expenses, a decrease of $0.6 million in consulting expense and a decrease of $0.4 million in manufacturing offset by an increase of $4.8 million in clinical expenses primarily related to increased activities for the PALIZADE and PORTOLA trials.

General and Administrative Expenses

General and administrative expenses decreased by $3.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was mainly due to a decrease of $2.1 million in legal and professional services in connection with the negotiation and implementation of the Everest License Agreement in the third quarter of 2023, a decrease of $0.4 million in stock-based compensation and personnel-related expenses, a decrease of $0.3 million in consulting expenses and a decrease of $0.2 million in D&O insurance.

Restructuring and Impairment Charges

Restructuring and impairment charges increased by $1.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily related to the ROU asset impairment charge related to the vacated floor in our leased office facility as the estimated future cash flow from sublease income is zero due to current market conditions.

Interest Income

Interest income decreased by $1.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities.

Interest Expense

Interest expense increased by $0.1 million for the nine months ended September 30, 2024, compared to $1.1 million for the nine months ended September 30, 2023. The increase was due to an increase in interest rates.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had $148.4 million in cash, cash equivalents and marketable securities. As of September 30, 2024, our cash equivalents and marketable securities had an average maturity of approximately five months and the longest maturity was 12 months.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $63.5 million for the nine months ended September 30, 2024, and we had an accumulated deficit of $414.3 million as of September 30, 2024.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

At-the-Market Offering Program

In December 2021, we entered into a Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion, through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-261774). We will pay Cowen a commission up to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of December 31, 2023, we have sold an aggregate of 1,198,601 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $109.84 per share pursuant to the ATM Agreement. No shares were sold under the ATM Agreement during the nine months ended September 30, 2024. As of September 30, 2024, approximately $68.3 million remains available under the ATM Agreement.

Debt Facility

In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of September 30, 2024, we declined these tranches in borrowing capacity available to us under the Loan Agreement.

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
•
the costs of obtaining clinical and commercial supplies for zetomipzomib and any other product candidates we may identify and develop;
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

Our material cash requirements as of September 30, 2024 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of September 30, 2024, we have $8.5 million payable within 12 months, inclusive of interest payments on Term Loan. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.

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

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
(dollars in millions)	(unaudited)
Net cash used in operating activities	$(57.4)	$(62.7)
Net cash provided by investing activities	$56.7	$48.2
Net cash provided by financing activities	$0.1	$0.6

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $57.4 million, which consisted of a net loss of $63.5 million and a net change of $2.0 million in our net operating assets and liabilities, adjusted by non-cash charges of $8.1 million. The non-cash charges consisted of $9.7 million for stock-based compensation expense, $1.5 million for the impairment loss of ROU asset, $0.8 million for depreciation and amortization, and $0.2 million of non-cash interest expense, offset by $4.1 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $0.7 million in prepaid expenses, other current assets and other assets, a decrease of $1.1 million in operating lease asset and liabilities, and a decrease of $1.6 million in accounts payable and accrued liabilities due to increased clinical expenditures.

During the nine months ended September 30, 2023, cash used in operating activities was $62.7 million, which consisted of a net loss of $69.6 million and a net change of $3.6 million in our net operating assets and liabilities, adjusted by non-cash charges of $10.6 million. The non-cash charges consisted of $14.9 million for stock-based compensation expense, $0.8 million for depreciation and amortization, and $0.2 million of non-cash interest expense, offset by $5.3 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $7.0 million in accounts receivable, an increase of $1.8 million in prepaid expenses, other current assets and other assets driven by the start-up clinical activities related to the PALIZADE trial, and a decrease of $0.2 million in operating lease asset and liabilities, offset by an increase of $5.4 million in accounts payable and accrued liabilities due to increased clinical expenditures.

Cash Flows from Investing Activities

Net cash provided by investing activities was $56.7 million for the nine months ended September 30, 2024, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.

Net cash provided by investing activities was $48.2 million for the nine months ended September 30, 2023, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment were $1.8 million during the nine months ended September 30, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $0.1 million, primarily from the issuance of common stock pursuant to our employee equity plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $148.4 million as of September 30, 2024, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper, corporate debt securities and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2024, our cash equivalents and marketable securities had an average maturity of approximately 5 months and the longest maturity was 12 months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.

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

Approximately $0.7 million of our cash, cash equivalents and marketable securities balance was located in Australia as of September 30, 2024. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of zetomipzomib, as well as any future product candidates.
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
•
If we are unable to obtain and maintain patent protection for zetomipzomib or any future product candidate, if the scope of patent protection is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.
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

Since inception in February 2015, we have incurred significant operating losses. Our net loss was $101.9 million for the year ended December 31, 2023 and $63.5 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $414.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
continue the ongoing and planned development of zetomipzomib and future product candidates from our protein secretion program;
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

In addition, because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase, and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected or if there are any delays in the initiation, enrollment or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes necessary to obtain marketing approval, we anticipate incurring significant costs associated with launching and commercializing zetomipzomib and any future product candidates.

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

We are a clinical-stage company and our operations to date have been largely focused on raising capital and conducting preclinical and clinical development of zetomipzomib. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization of our product candidates. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of and obtain the regulatory approvals necessary to commercialize zetomipzomib and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:

•
timely and successfully completing preclinical and clinical development of zetomipzomib and any future product candidates;
•
obtaining regulatory approvals for zetomipzomib and any future product candidates for which we successfully complete clinical trials;
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
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate amount and quality of starting materials, drug substance, drug product and drug delivery devices and services to support clinical development, as well as the market demand for zetomipzomib and any future product candidates, if approved;
•
obtaining market acceptance, if and when approved, of zetomipzomib or any future product candidate as a viable treatment option by physicians, patients, third-party payors and others in the medical community;
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

Our operations have consumed substantial amounts of cash since our inception. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we continue to develop and potentially commercialize our product candidates, in addition to costs associated with the acquisition or in-licensing of any additional product candidates we may pursue. Our expenses could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to sales, marketing, manufacturing and distribution.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $148.4 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

We do not currently have any commitments for future funding other than reimbursement, milestone and royalty payments we may receive under our Everest License Agreement, and we may not receive any further funds under that agreement. In any event, we will require substantial additional capital to develop a delivery system for zetomipzomib, conduct additional clinical trials, seek regulatory approval and commence commercialization of zetomipzomib or any future product candidates. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize zetomipzomib and any future product candidates.

If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing discovery, development and commercialization efforts, which will harm our business, operating results and prospects.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into Sales Agreement, or the ATM Agreement, with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of September 30, 2024, approximately $68.3 million remains available under the at-the-market offering program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.

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

Risks Related to the Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be adversely affected.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market zetomipzomib in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory authority.

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

We have invested a significant portion of our time and limited financial and management resources in the development of zetomipzomib and KZR-261. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize zetomipzomib or any future product candidates in a timely manner. In August 2024, we stopped enrollment in the KZR-261 Phase 1 clinical study to reallocate resources toward development of zetomipzomib. This and other resource allocation decisions may cause us to fail to capitalize on profitable market opportunities for our product candidates.

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for zetomipzomib or any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize zetomipzomib and any future product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Delays in or failure to complete any preclinical studies or clinical trials of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. For example, in October 2024, we terminated our global PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN after the trial was placed on clinical hold by the FDA following four deaths in patients enrolled in the trial in the Philippines and Argentina. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Failure can occur at any stage, and we could encounter problems that cause us to suspend, abandon or repeat clinical trials.

Any delays to our preclinical studies or clinical trials, that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

If the market opportunities for zetomipzomib or any future product candidates are smaller than we believe they are, our business may suffer.

We currently focus our drug development of zetomipzomib on treatments of immune-mediated diseases, including autoimmune hepatitis. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of eligible patients for either product candidate may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.

Due to the significant resources required for clinical development, we are required to make strategic decisions for the development of our product candidates. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other opportunities that may be more profitable or for which there may be a greater likelihood of success.

The development of a product candidate like zetomipzomib requires significant capital investment. Due to the significant resources required for clinical development, we must focus our research and development efforts on specific indications and decide which development opportunities to pursue and advance for each program. For example, in October 2024, we terminated our global PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN, after the trial was placed on clinical hold by the FDA, to focus clinical development efforts of zetomipzomib in AIH. Our decisions concerning the allocation of development, management and financial resources may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through strategic transactions, including collaboration, licensing or other royalty arrangements, asset sales, and spin-offs, in cases in which it would have been more advantageous for us to retain ownership and sole development and commercialization rights to such product candidates.

We may explore strategic collaborations, which would require us to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

Over time, our business strategy may include entering into product development collaborations, including strategic collaborations with major biotechnology or pharmaceutical companies. For example, in September 2023, we entered into a collaboration and license agreement with Everest granting it exclusive license to develop and commercialize zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries in exchange for an upfront payment and potential milestone and royalty payments. We cannot predict what form any other strategic collaboration might take. We face significant competition in seeking appropriate strategic collaborators, and the negotiation process can be complicated and time consuming. Even if we are successful in our efforts to establish new development collaborations, the terms of such collaborations may not be favorable to us. Entering into future collaborations could subject us to a number of risks, including:

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

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and early clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later trials designed to test efficacy will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials. For example, in October 2024, we terminated our global PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN after the trial was placed on clinical hold by the FDA following four deaths in patients enrolled in the trial in the Philippines and Argentina.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We are developing zetomipzomib to address several autoimmune diseases with high degrees of unmet medical need, including autoimmune hepatitis. If the actual number of patients with these disorders is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, our ability to provide zetomipzomib for at-home administration, and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, political instability or disruption in a geographic region where we are conducting trials, regardless of cause, including public health crises, war, terrorism, social unrest and political changes, could delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

We may encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or a comparable foreign regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. For example, in October 2024, we terminated our global PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN after the trial was placed on clinical hold by the FDA. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, such as the clinical hold imposed by the FDA on our PALIZADE Phase 2b clinical trial of zetomipzomib in patients with LN following four patient deaths in the Philippines and Argentina;
•
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
•
experience damage to our reputation.

For example, in October 2024, we terminated our PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN. This decision was made after the trial was placed on clinical hold by the FDA following four deaths in patients enrolled in the trial in the Philippines and Argentina.

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

The processes involved in manufacturing the active drug substance and finished drug product of zetomipzomib are complex, expensive, highly regulated and subject to multiple risks and uncertainties. As product candidates are developed through early to late-stage clinical trials and then to approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are modified along the way to optimize the scale, process and results. Any changes to the manufacturing processes carry the risk that they will not achieve these intended objectives, or that the product candidates may not meet the rigorous quality standards necessary for use in our clinical trials.

We are continuing to manufacture zetomipzomib and placebo in support of our PORTOLA trial. However, if planned or future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, discomforts and other adverse events, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that zetomipzomib or any future product candidates has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly. For example, in October 2024, we terminated our PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN. This decision was made after the trial was placed on clinical hold by the FDA following four deaths in patients enrolled in the trial in the Philippines and Argentina, including one patient on placebo. Review of the data by the IDMC revealed that three of the fatalities showed a common pattern of symptoms and proximity to dosing, and additional non-fatal SAEs showed a similar proximity to dosing.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of zetomipzomib outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for zetomipzomib in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of zetomipzomib and any future product candidates in certain countries.

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

Even if our product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of zetomipzomib and any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Everest is responsible for, at its own cost, and is required to use commercially reasonable efforts to, develop and commercialize zetomipzomib in the licensed territory. In addition, we agreed to collaborate with Everest on the PALIZADE trial, where Everest would have primary responsibility for clinical development and regulatory activities in the licensed territory and would reimburse the Company for clinical trial costs incurred in the licensed territory. Everest will also have the opportunity to participate in the Company’s future global clinical trials involving zetomipzomib. The Company has agreed to supply zetomipzomib to Everest during the term of the Everest License Agreement, subject to Everest’s option to manufacture zetomipzomib for its own use in the licensed territory following completion of the PALIZADE trial.

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

In addition, our collaboration with Everest may be unsuccessful due to other factors, including, without limitation, the following:

•
Everest may terminate the agreement for convenience at any time following the October 2024 termination of the PALIZADE trial;
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

Coverage and adequate reimbursement may not be available for zetomipzomib or any future product candidates, which could make it difficult for us to sell profitably, if approved.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize zetomipzomib or any future product candidates that we develop. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Risks Related to Our Dependence on Third Parties

We will rely on third parties to manufacture clinical and commercial supplies of zetomipzomib and any future product candidates.

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

We do not currently have the ability to independently conduct clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we engaged and used a single CRO to manage the PALIZADE trial, and although we oversaw their performance and maintained certain regulatory responsibilities, we were dependent in large part on the CRO’s performance.

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

If we are unable to obtain and maintain patent protection for zetomipzomib or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to zetomipzomib and any future product candidates. We seek to protect our proprietary position by, among other methods, filing patent applications in the United States and abroad related to our current and future research programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for zetomipzomib or any future product candidates, it could dissuade companies from collaborating with us to develop and commercialize product candidates and future drugs and threaten our ability to commercialize, future drugs. Any such outcome could have a negative effect on our business.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize zetomipzomib or any future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from the earliest filing date of a non-provisional patent application. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Upon the expiration of patent protection for zetomipzomib or any future product candidates, we may be open to competition from generic versions of such drugs. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates such as zetomipzomib, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication, or any additional indications approved during the period of extension. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell zetomipzomib without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to zetomipzomib and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize zetomipzomib or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

Since we rely on third parties to develop and manufacture our product candidates, and if we collaborate with third parties for the development of our research programs or product candidates, we must, at times, share trade secrets with them. We may also conduct collaborative research and development programs that may require us to share trade secrets and proprietary know how. We seek to protect our proprietary information by entering into agreements containing confidentiality obligations and ownership provisions relating to intellectual property prior to disclosing proprietary information or beginning research projects with third-party collaborators. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, the unauthorized disclosure or use of our confidential information could have an adverse effect on our business and results of operations.

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

Filing, prosecuting and defending patents covering zetomipzomib and any future product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2023, the closing price of our common stock on The Nasdaq Global Select Market prior to our one-for-ten Reverse Stock Split ranged from $7.31 per share to $0.72 per share. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

•
the commencement, enrollment or results of our planned or future clinical trials of zetomipzomib and any future product candidates;
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
•
failure or discontinuation of any of our clinical development or research programs, such as the termination of our PALIZADE Phase 2b clinical trial of zetomipzomib in patients with LN after the trial was placed on clinical hold by the FDA;
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

We cannot predict the ultimate effect on our common stock share price of the one-for-ten reverse stock split of our common stock that was effected on October 29, 2024, or the Reverse Stock Split. The Reverse Stock Split may decrease the liquidity of our common stock and magnify any decrease in our overall market capitalization.

The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the benefits we expect, including enabling the Company to regain compliance with the Nasdaq listing standards, for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that the Reverse Stock Split will increase the market price of our common stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

In addition, the Reverse Stock Split also reduced the total number of outstanding shares of common stock, which may lead to reduced trading for our common stock, which is already generally thinly traded. As a result of a lower number of shares outstanding, the market for our common stock may also become more volatile. The Reverse Stock Split also increased the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their common stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon our shares of our common stock outstanding as of September 30, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 33% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

In addition, our charter contains a provision that authorizes our board of directors to issue preferred stock without stockholder approval, which has been and could in the future be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors. In October 2024, our board of directors implemented a limited duration stockholder rights plan and declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of the Company’s common stock as of the close of business on October 28, 2024, or the Rights Plan. The Rights Plan was adopted in response to (i) the unsolicited, non-binding proposal from Concentra Biosciences, LLC, or Concentra, to acquire all of the outstanding shares of Company’s common stock for cash consideration of $1.10 per share, plus a contingent value right that represents the right to receive 80% of the net proceeds from any out-license or disposition of the Company’s development programs or intellectual property, and (ii) Concentra and its affiliates’ rapid accumulation of 9.9% of the outstanding Company’s common stock. The Rights Plan may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors, although there can be no guarantee that the Rights Plan will fulfill its intended purpose. The Rights will expire on October 17, 2025, unless the Rights are earlier redeemed or exchanged by us.

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Item 5. Other Information.

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on October 28, 2024).

3.4

Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on October 17, 2024).

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Kezar Life Sciences, Inc. (Registrant)

Date: November 12, 2024	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)