Form 10-K
period 2024-12-31
Kezar Life Sciences, Inc.
filed 2025-03-25
CIK 1645666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38542
________________________________________________________
Kezar Life Sciences, Inc.
(Exact name of Registrant as specified in its charter)
________________________________________________________

Delaware	47-3366145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4000 Shoreline Court, Suite 300 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 822-5600
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	KZR	The Nasdaq Stock Market LLC
Preferred Share Purchase Rights	N/A	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2024, was approximately $43 million.
The number of shares of Registrant’s Common Stock outstanding as of March 21, 2025 was 7,305,800.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2025 Annual Meeting of Stockholders of the registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:
•our plans to develop and commercialize our product candidates;
•the initiation, timing, progress and expected results of our current and future clinical trials and our research and development programs;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to maintain and establish collaborations or strategic relationships or obtain additional funding;
•the timing and likelihood of obtaining regulatory approval of our current and future product candidates;
•the potential milestone and royalty payments under certain of our license agreements;
•our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
•our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•the implementation of our business model and strategic plans for our business and product candidates;
•the scope of protection we are able to establish and maintain for intellectual property rights and the duration of our patent rights covering our product candidates;
•developments or disputes concerning our intellectual property or other proprietary rights;
•the scalability and commercial viability of our manufacturing methods and processes;
•our expectations regarding government and third-party payor coverage and reimbursement;
•our ability to compete in the markets for our product candidates;
•general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions;
•the impact of government laws and regulations;
•developments relating to our competitors and our industry; and
•other factors that may impact our financial results.
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
Our product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that we are evaluating for the treatment of severe autoimmune diseases of high unmet medical need. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. Based on clinical data generated to date, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases.
Clinical Development of Zetomipzomib
We are focusing the development of zetomipzomib in autoimmune hepatitis, or AIH, a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage, severely impacting patients’ health and quality of life. Lifelong maintenance therapy is required to avoid relapse and burdensome adverse effects. If left untreated, AIH can lead to cirrhosis, liver failure and hepatocellular carcinoma. Standard of care treatment for AIH involves daily corticosteroid use and/or chronic treatment with broad-based immunosuppressants, which together are associated with significant toxicities and often result in inadequate response or relapse after treatment withdrawal. There is a significant need for treatment regimens that reduce or remove patients’ dependency on daily corticosteroids and broad-based immunosuppressants.

The American Association for the Study of Liver Diseases, or AASLD, has established treatment guidelines for AIH that recommend an initial prednisone (or equivalent) dose of 20-40 mg/day to achieve a normalization of biochemical laboratory values, including alanine aminotransferase, or ALT, aspartate aminotransferase, or AST, and Immunoglobulin G, or IgG (if elevated), values, also known as a complete biochemical remission, or CR. The AASLD also recommends a taper of corticosteroid therapy to 5-10 mg/day and withdrawal if appropriate in patients achieving a CR. In accordance with the AASLD treatment guidelines, and supported by our PORTOLA results described below, we expect to design our next AIH clinical trial to have an efficacy endpoint of patients achieving a CR with a successful steroid taper.
Zetomipzomib has completed testing in healthy volunteers in multiple Phase 1a clinical studies and in the MISSION Phase 1b/2 clinical trial in patients with systemic lupus erythematosus, or SLE, with or without lupus nephritis, or LN. We have observed encouraging clinical activity and biomarker data in the SLE and LN patients who received zetomipzomib in our MISSION Phase 1b/2 clinical trial. The safety and tolerability profile of zetomipzomib observed in the MISSION Phase 1b/2 clinical trial was favorable and consistent with the needs for a long-term therapy.
Following the completion of the MISSION trial, we initiated the PALIZADE trial, which compared the safety and efficacy of two dose levels of zetomipzomib to placebo in patients with active, proliferative LN who were receiving standard of care therapy, namely high dose prednisone and mycophenylate mofetil (CellCept™). PALIZADE was a global trial that enrolled 84 patients prior to termination in 2024. The study was placed on clinical hold by the U.S. Food and Drug Administration, or FDA, Division of Rheumatology and Transplant Medicine following recommendation from the independent safety monitoring committee, based on review of 15 serious adverse events, or SAEs, including four fatalities: one in the placebo arm, two in the 30 mg zetomipzomib arm, and one in the 60 mg zetomipzomib arm. Results from this early terminated trial provide evidence that the four fatalities occurred in patients with significant disease manifestations (pulmonary hypertension and anti-phospholipid syndrome), co-morbidities due to disease treatment (adrenal insufficiency) and/or the presence of systemic infections or septic shock. The safety profile of zetomipzomib in PALIZADE was similar across both dose levels.

PORTOLA Phase 2a Trial
PORTOLA is a placebo-controlled, double-blind Phase 2a clinical trial of zetomipzomib in patients with AIH that were insufficiently responding to standard of care or have relapsed. Enrollment was 24 patients, randomly assigned (2:1) to receive either 60 mg of zetomipzomib or placebo in addition to background therapy for 24 weeks, with a protocol-suggested steroid taper to 5 mg/day or less.
In October 2024, following the clinical hold on PALIZADE, the FDA notified us that patients enrolled in PORTOLA could complete the double-blind treatment period, or DBTP, without modification. However, the FDA placed a partial clinical hold on PORTOLA, such that the four remaining patients in the DBTP could not continue to the open-label extension, or OLE, portion of the trial. Patients who were participating in the OLE could continue zetomipzomib treatment, but any OLE patients who fully tapered their steroid usage (to 0 mg/day) were required to raise their prednisone dose to 5 mg/day for the remainder of the OLE, and no other patients could taper below this amount.
In March 2025, we reported topline data from the PORTOLA trial. In the 24-patient intention-to-treat, or ITT, population, and without regard to steroid taper, 50.0% (8 of 16) of patients on the zetomipzomib arm achieved a CR by week 25, compared to 37.5% (3 of 8) of patients on the placebo arm. Consistent with the AASLD treatment goals, zetomipzomib treatment resulted in higher rates of complete biochemical response combined with a steroid taper, compared to the placebo arm. Of the PORTOLA patients who tapered their steroid dosage to 5 mg/day or less, 31.3% (5 of 16) of patients achieved a CR on the zetomipzomib arm, compared to 12.5% (1 of 8) on the placebo arm. As for steroid-free remission, 18.8% (3 of 16) of patients on the zetomipzomib arm achieved a CR and complete steroid withdrawal, compared to 0% (0 of 8) on the placebo arm.
To account for steroid sensitivity of patients entering the trial, PORTOLA included a pre-specified subgroup analysis of patients that were on steroid-based therapy at the time of screening. Per protocol and prior to treatment initiation in the study, all patients were required to receive a starting daily steroid dose of 20-40 mg/day of prednisone (or budesonide equivalent). The median steroid usage at screening in the placebo arm was 10 mg per day, and one patient was not receiving steroids at screening. In the zetomipzomib arm, the median steroid usage at screening was 20 mg/day, indicating a more refractory population than the placebo arm, and two patients were not receiving steroids at screening. The prespecified subgroup for analysis included 21 patients who entered screening on a steroid-based therapy. In this subgroup analysis, 35.7% (5 of 14) of zetomipzomib patients achieved a CR and steroid taper to 5 mg/day or less, of which 21.4% (3 of 14) achieved a CR and complete steroid withdrawal, compared to 0% (0 of 7) of placebo patients.
Treatment-emergent adverse events, or TEAEs, were seen in all patients, with injection site reactions, or ISRs, being the most common reported TEAE in both arms. Systemic injection reactions, or SIRs, with onset occurring 8 to 24 hours post-dose and usually resolving in 48 hours, were all Grade 1 and Grade 2. SIRs are a protocol-defined set of specific adverse events, or AEs, consisting of one or more of the following signs/symptoms: hypotension, tachycardia, nausea, vomiting, dizziness, headache, pyrexia, rigors, and/or chills. Three patients experienced treatment-emergent serious adverse events, or SAEs: one in the placebo arm, a Grade 3 variceal bleeding with hematemesis and atrial fibrillation; and two in the zetomipzomib arm, a Grade 3 fever occurring after the Week 24 liver biopsy, and a Grade 3 influenza infection that fully resolved during study. All SAEs were considered unrelated to study treatment, and all three patients completed the double-blind treatment period. Infectious AEs were reported in 56.3% (9 of 16) of patients in the zetomipzomib arm, and 85.7% (6 of 7) of patients in the placebo arm. One patient discontinued from the placebo arm for a UTI requiring antibiotic treatment prior to receiving a dose on study, and three patients discontinued on the zetomipzomib arm for a Grade 1 fatigue (related), Grade 2 hives (related) and a Grade 2 AIH disease flare (unrelated and considered a treatment failure per protocol).
Based on these data, we believe that zetomipzomib has an appropriate risk/benefit profile for the treatment of patients living with AIH. We plan to address the partial clinical hold with the FDA Division of Hepatology and Nutrition and if successful, to align with regulatory agencies on the design of a potential registrational study in AIH. We believe that CR with steroid taper to 5 mg/d or less represents an appropriate endpoint for studies in AIH and we expect to mandate that patients are on a minimum level of prednisone at screening, as an inclusion criterion for the next trial. We expect to present the full results of this trial at a medical conference in the second half of 2025.
PALIZADE Phase 2b Trial
In October 2024, we announced the termination of our PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN. PALIZADE was a Phase 2b global, placebo-controlled, double-blind clinical trial evaluating the efficacy and safety of two dose-levels of zetomipzomib in patients with active LN. Target enrollment was 279 patients, randomly assigned (1:1:1) to receive 30 mg of zetomipzomib, 60 mg of zetomipzomib or placebo subcutaneously once weekly for 52 weeks, in addition to standard background therapy. The decision to terminate PALIZADE was made after the trial was placed on clinical hold by FDA, following four Grade 5 (fatal) SAEs among patients enrolled in the Philippines and Argentina, including one patient on placebo.
84 patients were enrolled in PALIZADE prior to study termination. In patients reaching six months of treatment, 42% of patients receiving 60 mg of zetomipzomib achieved a complete renal response, or CRR, as measured by a reduction of urine protein to creatinine ratio, or UPCR, of 0.5 or less, a level that is associated with reduced risk of end stage renal disease in this patient population. The zetomipzomib response rate was 2-fold higher, compared to patients enrolled to the placebo arm who achieved a CRR after six months of treatment. In patients reaching six months of treatment, zetomipzomib 60 mg treatment was associated with 79% reduction in median UPCR, compared to 47% on the placebo arm. In addition, both dose levels of zetomipzomib resulted in reduced levels of circulating autoantibodies, namely anti-double stranded DNA (anti-dsDNA) antibodies, and increases in the levels of circulating complement (C) factors, namely C3 and C4. Based on the safety and clinical activity results, we plan to address the clinical hold issues with the FDA to potentially support future studies of zetomipzomib in patients with rheumatologic conditions such as SLE and LN.
Zetomipzomib: Selective Immunoproteasome Inhibitor
We believe that zetomipzomib is the only selective immunoproteasome inhibitor that is in clinical trials for the treatment of autoimmune disorders. If successfully developed and approved, zetomipzomib may have the ability to become the standard of care across a range of immune-mediated diseases based on the following key attributes:
•broad and potent immunomodulatory activity that may provide meaningful therapeutic benefit without immunosuppression across a range of treatable and currently untreatable immune-mediated diseases;
•subcutaneous, once weekly dosing schedule which is amenable to patient self-administration with the potential of less frequent dosing for chronic use;
•rapid drug clearance from the plasma with a half-life of less than five hours;
•minimal predicted clinically relevant risk for drug-drug interactions;
•no teratogenicity or reproductive toxicity observed in nonclinical studies;
•full recovery of immunoproteasome activity occurs within three to seven days following dose administration; and
•unique chemical structure leads to highly specific inhibition of the immunoproteasome without known off-target effects.
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
KZR-261: First-in-Class Protein Secretion Inhibitor
KZR-261 is a novel, first-in-class protein secretion inhibitor that acts through direct interaction and inhibition of Sec61 translocon activity. The net effect is a single agent that works broadly to reduce oncogenic factors important to proliferation, metastasis and immune evasion in preclinical cancer models. We have presented encouraging preclinical data with KZR-261 that highlight its potential as a new anti-cancer agent for the treatment of both solid and hematologic malignancies. In multiple in vitro and in vivo preclinical models, KZR-261 has shown broad tumor growth inhibition including tumors resistant to traditional chemotherapeutics. The direct anti-tumor effect of KZR-261 is driven by induction of cell death through proteotoxic stress and other factors, as well as the reduced expression of key growth factors and receptors driving tumor survival and proliferation. In addition, KZR-261 modulates the tumor microenvironment by reducing angiogenic factor expression (e.g., VEGF) and reducing immune checkpoint expression.
We studied KZR-261 in an open-label Phase 1 clinical study designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. In August 2024, we announced that we had stopped enrollment in the KZR-261 Phase 1 clinical study, and we reallocated clinical resources toward development of zetomipzomib. No objective responses were observed in the KZR-261 Phase 1 study. We plan to report data from the trial at a future medical conference.
KZR-261 was discovered from our novel platform targeting the Sec61 translocon and the protein secretion pathway. We have highlighted our research from the protein secretion platform during several scientific and medical conferences, including the American Association of Cancer Research (AACR), American Society of Clinical Oncology (ASCO), American Society of Hematology (ASH), the International Cytokine and Interferon Society (ICIS) and the Society of Immunotherapy in Cancer (SITC). Our preclinical research on the Sec61 translocon demonstrated high degrees of potency against a large number of therapeutically relevant oncology, immuno-oncology, and inflammatory targets that are Sec61 client proteins, translating into broad anti-tumor or anti-inflammatory activity. Our discovery-stage Sec61 inhibitors were shown to induce anti-tumor activity against multiple hematologic tumor types without inducing cell death in normal cells or significant toxicity in animals. Our tool compounds also blocked inflammation in animal models of autoimmunity at doses of less than 1/8th the maximum tolerated dose. We suspended preclinical research and drug discovery activities on the protein secretion pathway in 2023 to focus resources on clinical development of zetomipzomib.
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
Manufacturing
We are continuing to establish manufacturing processes for all of the components used in our product candidates to support ongoing and planned clinical trials. We do not own or operate manufacturing facilities compliant with current good manufacturing practices, or cGMP, and we do not have plans to develop our own cGMP manufacturing operations in the foreseeable future. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture all of our raw materials, intermediaries, active pharmaceutical ingredients, or API, and finished drug product for our clinical trials. We require that our CMOs produce API and finished drug product used in our clinical trials in accordance with cGMP and all other applicable laws and regulations. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of our investigational drug products. We maintain manufacturing agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to zetomipzomib . We do not have long term supply agreements or arrangements for redundant supply in place; however, we believe we can identify and establish additional CMOs to manufacture our product candidates.
We expect to utilize CMOs to develop and manufacture our products for commercial sale. Development and commercial quantities of any products we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. If zetomipzomib is approved by any regulatory agency, we intend to enter into agreements with one or more CMOs for its commercial production.
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
Treatment of AIH is limited to the use of corticosteroids, prednisone and budesonide, and non-specific immunosuppressants such as azathioprine and mycophenylate mofetil (CellCept™). To our knowledge, there are no industry sponsored studies for interventional treatment of AIH currently enrolling patients in the United States. Novartis conducted a Phase 2/3 study of the experimental agent ianulumab in AIH patients with an incomplete response or intolerant to standard treatment of care, which is active but no longer recruiting patients. Results of this study have not yet been made publicly available.
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
In total, our patent portfolio, including patents licensed from Onyx, comprises more than five different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for selective immunoproteasome inhibitors and protein secretion inhibitors. Our patent portfolio includes issued patents in, among other jurisdictions, the United States, Australia, Canada, China, Europe, Japan, Mexico, Singapore and South Korea with expiration dates ranging from 2034 to 2039, absent any patent term extensions available. We have additional patent assets related to our research and discovery efforts.
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
Patent Term and Term Extensions
Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law but typically is also 20 years from the earliest effective filing date. All taxes or annuities for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.
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
The process required by the FDA before a drug may be marketed in the United States generally involves:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
•submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials, in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;
•submission to the FDA of a New Drug Application, or NDA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCP and the integrity of the clinical data;
•payment of user fees; and
•FDA review and approval of the NDA.
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials; refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Privacy and Data Security
In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, industry standards, and other obligations related to data privacy, security, and protection. Such obligations include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of United Kingdom, or UK, law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR. In addition, various other states within the United States have enacted or proposed data privacy laws.
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
The PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the PPACA.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011 was signed into law which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year beginning in 2013 and, following passage of subsequent legislation, including the Bipartisan Budget Act of 2015, will continue until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.
In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics that have been on the market for at least seven years, covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. It is expected that each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a prior executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional healthcare reform initiatives to be adopted in the future. We also expect these initiatives to increase pressure on drug pricing.
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
Employees and Human Capital Resources
As of December 31, 2024, we had 55 full-time employees, 38 of whom were primarily engaged in research and development activities and 11 of whom had an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
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
•We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•We have a limited operating history and have never generated revenue from product sales, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
•We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or terminate certain of our product development programs or other operations.
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.
•Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of zetomipzomib, as well as any future product candidates.
•We may explore strategic collaborations, which would require us to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.
•Success in preclinical studies or earlier clinical trials may not be indicative of future clinical trial results, and we cannot assure you that any clinical trials will lead to results sufficient for the necessary regulatory approvals.
•Clinical trials are very expensive, time consuming and difficult to design and implement.
•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.
•We may encounter substantial delays or difficulties in enrolling and retaining patients in our clinical trials.
•The manufacture of our product candidates is complex and uncertain, and until we develop a validated manufacturing process, we may encounter difficulties in supplying our planned and future clinical trials. If we encounter such difficulties, or fail to meet quality standards, our ability to meet clinical timelines and expand our development strategy could be impacted.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
•We may not be able to obtain or maintain orphan drug designations or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.
•Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
•We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

•We are dependent upon our collaboration with Everest for the further development and commercialization of zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries.
•Our relationships with customers, physicians, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•We rely on third parties to manufacture clinical supplies of our product candidates and to conduct, supervise and monitor our clinical trials and preclinical studies. If those third parties perform in an unsatisfactory manner, it may harm our business.
•Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our exclusive license agreement with Onyx Therapeutics, Inc., we could lose the ability to continue the development and commercialization of zetomipzomib.
•If we are unable to obtain and maintain patent protection for zetomipzomib or any future product candidate, if the scope of patent protection is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.
•Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
•We are highly dependent on the services of our executive officers, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
•If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
Risks Related to Our Financial Position and Capital Needs
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since inception in February 2015, we have incurred significant operating losses. Our net loss was $83.7 million, $101.9 million and $68.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $434.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
•continue the ongoing and planned development of zetomipzomib and future product candidates;
•seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
•maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•seek marketing approvals for zetomipzomib and any future product candidates that successfully complete clinical trials;
•establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
•implement operational, financial, management and compliance systems; and
•attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of and obtain the regulatory approvals necessary to commercialize zetomipzomib and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:
•timely and successfully completing preclinical and clinical development of zetomipzomib and any future product candidates;
•obtaining regulatory approvals for zetomipzomib and any future product candidates for which we successfully complete clinical trials;
•launching and commercializing any product candidates for which we obtain regulatory approval by establishing a sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•qualifying for and obtaining coverage and adequate reimbursement by government and third-party payors for any product candidates for which we obtain regulatory approval, both in the United States and internationally;
•developing, validating and maintaining commercially viable, sustainable, scalable, reproducible and transferable manufacturing processes for zetomipzomib, a self-administered dual-chamber system for administering zetomipzomib and any future product candidates that are compliant with current good manufacturing practices, or cGMP;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate amount and quality of starting materials, drug substance, drug product and drug delivery devices and services to support clinical development, as well as the market demand for zetomipzomib and any future product candidates, if approved;
•obtaining market acceptance, if and when approved, of zetomipzomib or any future product candidate as a viable treatment option by physicians, patients, third-party payors and others in the medical community;

•effectively addressing any competing technological and market developments;
•implementing additional internal systems and infrastructure, as needed;
•negotiating favorable terms in any collaboration, licensing, spin-off or other arrangements into which we may enter and performing our obligations pursuant to such arrangements;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•securing appropriate pricing in the United States and internationally.
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
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $132.2 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. In December 2021, we entered into a sales agreement with Cowen and Company, LLC, for an at-the-market offering program that allows us to sell up to an aggregate of $200 million of our common stock. As of December 31, 2024, approximately $68.3 million remains available under the at-the-market offering program. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, we may issue equity or debt securities as consideration for obtaining rights to additional compounds.
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
We are required and expect to make significant payments in connection with our license agreement with Onyx for zetomipzomib.
We acquired rights to zetomipzomib, pursuant to the Onyx License Agreement. Under the Onyx License Agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales. We have paid $5.0 million in milestone payments to date under the Onyx License Agreement, and we are obligated to pay Onyx additional milestone payments of up to $167.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. In addition, we are obligated to pay Onyx tiered royalties based on net sales of zetomipzomib. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.

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
We have invested a significant portion of our time and limited financial and management resources in the development of zetomipzomib and our former product candidates such as KZR-261. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize zetomipzomib or any future product candidates in a timely manner. For example, in October 2024, we terminated our PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN to focus our clinical development efforts of zetomipzomib in AIH. This and other resource allocation decisions may cause us to fail to capitalize on profitable market opportunities for our product candidates.
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
We currently focus our drug development of zetomipzomib on treatments of immune-mediated diseases, including AIH. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of eligible patients for either product candidate may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.
Due to the significant resources required for clinical development, we are required to make strategic decisions for the development of our product candidates. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other opportunities that may be more profitable or for which there may be a greater likelihood of success.
The development of a product candidate like zetomipzomib requires significant capital investment. Due to the significant resources required for clinical development, we must focus our research and development efforts on specific indications and decide which development opportunities to pursue and advance for each program. For example, in October 2024, we terminated our global PALIZADE Phase 2b trial evaluating zetomipzomib in patients with LN after the trial was placed on clinical hold by the FDA and focused our clinical development efforts of zetomipzomib in AIH. Our decisions concerning the allocation of development, management and financial resources may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through strategic transactions, including collaboration, licensing or other royalty arrangements, asset sales, and spin-offs, in cases in which it would have been more advantageous for us to retain ownership and sole development and commercialization rights to such product candidates.

We may explore strategic collaborations, which would require us to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.
Over time, our business strategy may include entering into product development collaborations, including strategic collaborations with major biotechnology or pharmaceutical companies. For example, in September 2023, we entered into a collaboration and license agreement with Everest granting it exclusive license to develop and commercialize zetomipzomib in the greater China region, South Korea and certain Southeast Asian countries in exchange for an upfront payment and potential milestone and royalty payments. We cannot predict what form any other strategic collaborations might take. We face significant competition in seeking appropriate strategic collaborators, and the negotiation process can be complicated and time consuming. Even if we are successful in our efforts to establish new development collaborations, the terms of such collaborations may not be favorable to us. Entering into future collaborations could subject us to a number of risks, including:
•we may be required to relinquish important rights to and control over the development and commercialization of our product candidates;
•we may be required to undertake the expenditure of substantial operational, financial and management resources;
•we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
•we may be required to assume substantial actual or contingent liabilities;
•we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•strategic collaborators may select indications or design clinical trials in a way that may be less successful or slower than if we were doing so;
•strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
•strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;
•strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;
•disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•strategic collaborators may experience financial difficulties;
•strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;
•strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.
Success in preclinical studies or earlier clinical trials may not be indicative of future clinical trial results, and we cannot assure you that any clinical trials will lead to results sufficient for the necessary regulatory approvals.
Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and early clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later trials designed to test efficacy will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials. For example, although results from the MISSION Phase 2 clinical trial evaluating zetomipzomib demonstrated positive complete results, in October 2024, we terminated our global PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN after the trial was placed on clinical hold by the FDA.
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
We have experienced and may in the future experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:
•failure to recruit suitable patients to participate in a clinical trial, enrollment in these clinical trials may be slower than we anticipate, and participants may drop out during the course of these trials at a higher rate than we anticipate;
•delays in manufacturing, testing, releasing, validating and shipping stable quantities of our product candidates and placebo for our clinical trial sites;
•delays in reaching a consensus with the FDA and foreign regulatory authorities on the design of our clinical trials;
•the number of patients required for clinical trials to produce statistically meaningful data may be larger than we anticipate;
•the costs of clinical trials of our product candidates may be greater than we anticipate, which may be more likely as a result of increased price inflation worldwide;
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, such as the clinical hold imposed by the FDA on our PALIZADE Phase 2b clinical trial of zetomipzomib in patients with LN following four patient deaths in the Philippines and Argentina, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
•regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may otherwise suspend our clinical trials at any time if it appears we are or our collaborators are failing to conduct a trial in accordance with regulatory requirements;
•delays in identifying and recruiting suitable clinical investigators or reaching agreement on acceptable terms with prospective clinical trial sites;
•clinical trials of our product candidates may produce negative or inconclusive results, such as the topline data from our PRESIDIO Phase 2 clinical trial of zetomipzomib in patients with dermatomyositis and polymyositis, in which zetomipzomib did not demonstrate significant differentiation from placebo;
•failure to perform our clinical trials in accordance with current Good Clinical Practice, or cGCP, or regulations required by the FDA or foreign regulatory authorities;
•changes in regulatory requirements and guidance or other unforeseen regulatory developments that require amending or submitting new clinical protocols;
•we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs; or
•business interruptions resulting from geo-political actions, war, terrorism, natural disasters or public health crises.
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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:
•be delayed in obtaining marketing approval, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued or held liable for harm causes to patients; or
•experience damage to our reputation.
For example, in October 2024, we terminated our PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN. This decision was made after the trial was placed on clinical hold by the FDA following four patient deaths in the Philippines and Argentina.
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
We are continuing to manufacture zetomipzomib and placebo in support of trials. However, if planned or future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy.
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
•regulatory authorities may not permit us to initiate our studies or could put them on hold;
•regulatory authorities may not approve, or may withdraw, their approval of the product;
•regulatory authorities may require us to recall the product;
•regulatory authorities may add new limitations for distribution and marketing of the product;
•regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way the product is administered or modify the product in some other way;
•we may be required to implement a REMS program;
•the FDA may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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
If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may:
•issue an untitled letter or warning letter asserting that we are in violation of the law;
•seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;

•suspend any ongoing clinical trials;
•refuse to approve a pending NDA or comparable foreign marketing application or any supplements thereto submitted by us or our partners;
•restrict the marketing or manufacturing of the drug;
•seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•refuse to permit the import or export of product candidates; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
Even if our product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of zetomipzomib and any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the efficacy and potential advantages compared to alternative treatments and therapies;
•the effectiveness of sales and marketing efforts;
•the strength of our relationships with patient communities;
•the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•our ability to offer such drug for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments and therapies;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of the drug together with other medications.
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
In addition, our collaboration with Everest may be unsuccessful due to other factors, including, without limitation, the following:
•Everest may terminate the agreement for convenience at any time following the October 2024 termination of the PALIZADE trial;
•Everest may change the focus of its development and commercialization efforts or prioritize other programs more highly and, accordingly, reduce the efforts and resources allocated to zetomipzomib;
•Everest may, within its commercially reasonable discretion, choose not to develop and commercialize zetomipzomib in any part of the licensed territory or for one or more indications, if at all; and
•if Everest is acquired during the term of our collaboration, the acquirer may have competing programs or different strategic priorities that could cause it to reduce its commitment to our collaboration or to terminate the collaboration.
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
If we seek to commercialize our product candidates outside of the United States, we expect that we will be subject to additional risks including:
•different regulatory requirements for approval of therapies in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;

•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, war, terrorism, natural disasters and public health epidemics.
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
Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a third-party payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.
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
•decreased demand for any product candidate that we may develop;
•loss of revenue;
•substantial monetary awards to trial participants or patients;
•significant time and costs to defend the related litigation;
•withdrawal of clinical trial participants;
•increased insurance costs;
•the inability to commercialize any product candidate that we may develop; and
•injury to our reputation and significant negative media attention.
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
Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws that will affect our operations include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, formulary managers and others, on the other hand. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
•federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, implicate the federal civil False Claims Act;
•HIPAA, which created additional federal civil and criminal statutes that prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, health care clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and their subcontractors that perform certain services involving the use or disclosure of individually identifiable health information;
•federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and
•state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other "transfers of value" to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. Since its passage, there have been varied executive, judicial and Congressional challenges and amendments to certain provisions of the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the PPACA and our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional congressional action is taken. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on August 16, 2022, the IRA was signed into law, which included a number of significant drug pricing reforms, including (i) the establishment of a drug price negotiation program within HHS that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain high-expenditure, single-source drugs that have been on the market for at least seven years or pay an excise tax for noncompliance, (ii) the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and (iii) a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending will be capped at $2,000 beginning in 2025, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations and on January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a prior administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 Loper Bright decision, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.
The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry.
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

Our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:
•inability to meet our product specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•our third-party manufacturers may fail to comply with cGMP and other inspections by the FDA or comparable foreign regulatory authorities;
•our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on single sources for drug components;
•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•our third-party manufacturers may not devote sufficient resources to our product candidates;
•we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•carrier disruptions or increased costs that are beyond our control.
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
We do not currently have the ability to independently conduct clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, we engaged a single CRO to manage the PALIZADE trial, and although we oversaw their performance and maintained certain regulatory responsibilities, we were dependent in large part on the CRO’s performance.
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
Our reliance on third parties to conduct clinical trials results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. In addition, such parties may:
•have staffing difficulties;
•fail to comply with contractual obligations;
•not devote sufficient time and resources to our clinical trials;
•experience regulatory compliance issues; or
•undergo changes in priorities or become financially distressed.
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
Disputes may arise between us and any of these counterparties regarding intellectual property rights that are subject to such agreements, including, but not limited to:
•the scope of rights granted under the agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
•our right to sublicense patent and other rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
•our right to transfer or assign our license; and
•the effects of termination.
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
Our commercial success depends, in part, upon our ability and the ability of our future collaborators to develop, manufacture, market and sell zetomipzomib and any future product candidates without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to zetomipzomib and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize zetomipzomib or any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and research institutions have filed, and continue to file, patent applications related to selective immunoproteasome inhibitors and protein secretion inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:
•others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or control;
•we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or control;
•we might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or control may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may prevent us from fully exploiting our product candidates or technologies.
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
We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, rules, and contractual and other obligations related to data privacy and security. Our actual or perceived failure, or that of the third parties with whom we work, to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. As a result of our data processing activities, we are subject to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations relating to data privacy and security and may become subject to additional such obligations in the future.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, and other similar laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts and increase compliance costs. If we become subject to new data privacy or security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s GDPR, or UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area, or EEA and the United Kingdom. Under the EU and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR or 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater. Further, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations.
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
Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. For example, regulators in the United States including the Department of Justice are increasingly scrutinizing certain personal data transfers and taking steps to enact certain data localization requirements, such as the Department of Justice’s recently finalized rule implementing the Biden Administration’s executive order “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.”
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as statements about compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our employees and personnel may use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. The use of this technology by our employees or personnel could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If our employees and personnel are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, including, without limitation, financial and time-related resources. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail, or be perceived to have failed, to do so, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation, including class-related claims and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations, including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
If our information technology systems, or those third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not in the past detected and remediated all such vulnerabilities, including on a timely basis, and may not do so in the future. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. A security incident could disrupt our ability (and that of third parties with whom we work) to conduct our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations have required us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Applicable data privacy and security obligations may also require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.
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
From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent liabilities;
•assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2024, the closing price of our common stock on The Nasdaq Global Select Market ranged from $10.50 per share to $5.30 per share, as adjusted for our October 2024 one-for-ten reverse stock split, or Reverse Stock Split. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:
•the commencement, enrollment or results of our planned or future clinical trials of zetomipzomib and any future product candidates;
•the clinical or commercial success of competitive drugs, therapies or technologies;
•regulatory or legal developments in the United States and other countries;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for our technologies;
•negative or inconclusive results from our clinical trials, such as the May 2022 topline data from the PRESIDIO Phase 2 clinical trial;
•failure or discontinuation of any of our clinical development or research programs, such as the termination of our PALIZADE Phase 2b clinical trial of zetomipzomib in patients with LN;
•the recruitment or departure of key personnel;
•the level of expenses related to our product candidates and clinical development or research programs;
•our ability to discover, develop and broaden our pipeline beyond our current product candidates;
•commencement or termination of collaborations for our research and development programs;
•actual or anticipated changes in estimates as to financial results or development timelines;
•changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•our inability to obtain or delays in manufacturing adequate supply for our clinical trials or the inability to do so at acceptable costs;
•significant lawsuits, including patent or stockholder litigation or products liability claims;
•variations in our financial results or those of companies that are perceived to be similar to us;
•announcement, expectation or completion of additional financing efforts;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank failures, public health crises or geopolitical tensions; and
•investors’ general perception of us and our business.

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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability, due to reasons including, among other things, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures. For example, the Russia-Ukraine war and the Israel-Hamas war created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of recent bank failures, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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

We cannot predict the ultimate effect on our common stock share price of the Reverse Stock Split. The Reverse Stock Split may decrease the liquidity of our common stock and magnify any decrease in our overall market capitalization.
The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the benefits we expect, including enabling the Company to regain compliance with the Nasdaq listing standards, for any meaningful period of time. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that the Reverse Stock Split will increase the market price of our common stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.
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
Based upon our shares of our common stock outstanding as of December 31, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 38% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be affected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 66 2⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us or any of our directors, officers, employees or agents arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws;
•any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal-affairs doctrine.
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
The Company’s Chief Financial Officer, or CFO, Information Technology, or IT, manager, legal function and external information technology and cybersecurity service provider help to identify, assess and manage our cybersecurity threats and risks. They identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our and our industry’s risk profile using various methods, including, for example, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating threats reported to us, conducting internal audits, and conducting internal and external threat and vulnerability assessments.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of Company management, including our CFO and IT manager. Our CFO has overseen and been responsible for the Company's information technology and cybersecurity programs since 2018, and before that held equivalent responsibilities at another public company. Our IT manager has approximately seven years of experience with testing, implementing and maintaining our information technology systems and security.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol “KZR.”
Holders
As of February 28, 2025, there were approximately 9 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.
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
Our product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that we are evaluating for the treatment of severe autoimmune diseases of high unmet medical need. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. Based on clinical data generated to date, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $83.7 million, $101.9 million and $68.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $434.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.
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
Our revenue to date has been generated from the upfront payment pursuant to our collaboration with Everest Medicines II (HK) Limited, or Everest, under our license agreement with them, or the Everest License Agreement. Collaboration revenue consists of revenue received from upfront, milestone and contingent payments received from the strategic partner. We recognize collaboration revenue when the performance obligation is satisfied. In addition to receiving the upfront payment, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. If a milestone being reached is considered probable of being reached, and if it is probable that a significant revenue reversal would not occur, the associated milestone amount would also be included in the transaction price.
We expect that any collaboration revenue we generate from the Everest License Agreement, and from any future collaboration partners, will fluctuate as a result of the timing and amount of upfront, milestone and other collaboration agreement payments and other factors.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:
•employee-related expenses, which include salaries, benefits and stock-based compensation;
•fees paid to consultants for services directly related to our product development and regulatory effort;
•expenses incurred under agreements with third-party contract organizations, investigative clinical trial sites and consultants that conduct research and development activities on our behalf;
•costs associated with preclinical studies and clinical trials;

•costs associated with technology and intellectual property licenses;
•the costs related to production of clinical supplies; and
•facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.
We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.
The following table summarizes our research and development expenses for the years ended:

	Year Ended December 31,
	2024	2023	2022
(dollars in millions)	(unaudited)
Research and development expenses by program:
Zetomipzomib	$54.2	$56.1	$29.6
KZR-261	11.2	15.6	11.5
Other protein secretion discovery programs	0.3	14.0	9.9
Total research and development expenses	$65.7	$85.7	$51.0
In August 2024, we made the strategic decision to halt enrollment in our Phase 1 clinical trial of KZR-261 and discontinue development of this product candidate. In October 2024, we made the strategic decision to terminate the PALIZADE Phase 2b clinical trial in patients with active LN and focus our clinical development efforts on zetomipzomib for the treatment of AIH. Given our strategic focus, we expect our research and development expenses to remain stable for the foreseeable future even as zetomipzomib advances into later stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Restructuring and Impairment Charges
In October 2023, we announced a strategic restructuring and workforce reduction, or Workforce Reduction, to prioritize our clinical-stage assets and extend our cash runway, reducing our workforce by approximately 40%. All employees affected by the Workforce Reduction separated from the Company by December 31, 2023. In connection with the Workforce Reduction, we committed to a plan to sublease Suite 400 of our corporate headquarters, which resulted in an impairment to the right-of-use asset and certain property and equipment no longer utilized under then-current or expected future operations. We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. See Note 17 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for additional information on the restructuring and impairment charges.
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
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2024	2023
Collaboration revenue	$—	$7.0	$(7.0)
Operating expenses:
Research and development	65.7	85.7	(20.0)
General and administrative	23.4	26.5	(3.1)
Restructuring and impairment charges	1.5	6.2	(4.7)
Total operating expenses	90.6	118.4	(27.8)
Loss from operations	(90.6)	(111.4)	20.8
Interest income	8.5	11.1	(2.6)
Interest expense	(1.6)	(1.6)	—
Net loss	$(83.7)	$(101.9)	$18.2
Collaboration Revenue
Collaboration revenue decreased by $7.0 million in 2024 compared to 2023 due to the upfront payment under the Everest License Agreement realized in September 2023.
Research and Development Expenses
Research and development expenses decreased by $20.0 million in 2024 compared to 2023. The decrease was primarily due to our October 2023 strategic restructuring to prioritize clinical-stage programs, reduce our headcount and pause early-stage research and discovery activities. As the result of the restructuring, there was a decrease of $10.4 million in stock-based compensation and personnel-related expenses, a decrease of $5.9 million in research and pre-clinical expenses, a $5.0 million milestone payment made in 2023 under the Onyx License Agreement, a decrease of $1.7 million in facility-related expenses and a decrease of $1.1 million in consulting expense offset by an increase of $4.1 million in clinical expenses primarily related to increased activities for the PALIZADE and PORTOLA trials and an increase of $0.2 million in manufacturing.
General and Administrative Expenses
General and administrative expenses decreased by $3.1 million in 2024 compared to 2023. The decrease was primarily due to a decrease of $2.0 million in legal and professional services in connection with the negotiation and implementation of the Everest License Agreement in 2023, a decrease of $0.5 million in stock-based compensation and personnel-related expenses, a decrease of $0.3 million in consulting expenses and a decrease of $0.3 million in D&O insurance premiums.
Restructuring and impairment charges
Restructuring and impairment charges decreased by $4.7 million in 2024 compared to 2023. The decrease was primarily related to one-time severance-related costs of $3.3 million recognized in 2023 and higher impairment costs recognized in

2023 than 2024 on the right-of-use asset for the vacated floor in the leased office facility and certain equipment no longer utilized.
Interest Income
Interest income decreased by $2.6 million in 2024 compared to 2023. The decrease was primarily attributable to the decrease in our cash equivalent and marketable securities balances.
Interest Expense
Interest expense stayed at $1.6 million in 2024 compared to $1.6 million in 2023. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Oxford Loan Agreement.
Liquidity and Capital Resources
Overview
As of December 31, 2024, we had $41.7 million in cash and cash equivalents and $90.5 million of marketable securities invested in a U.S. Treasury money market fund, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. As of December 31, 2024, our cash equivalents and marketable securities had a weighted-average maturity of approximately five months and the longest maturity was 12 months.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $83.7 million for the year ended December 31, 2024, and we had an accumulated deficit of $434.5 million as of December 31, 2024.
We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date the financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
At-the-Market Offering Program
In December 2021, we entered into a Sales Agreement, or December 2021 ATM Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we can offer and sell, from time to time at our sole discretion through Cowen, as our sales agent, shares of common stock having an aggregate offering price of up to $200.0 million. Any shares of common stock sold will be issued pursuant to our shelf registration statement on Form S-3. We will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of common stock sold through Cowen under the December 2021 ATM Agreement and also have provided Cowen with indemnification and contribution rights. As of December 31, 2024, we have sold an aggregate of 1,198,601 shares of our common stock for gross proceeds of approximately $131.7 million at a weighted average purchase price of $109.84 per share pursuant to the ATM Agreement. As of December 31, 2024, approximately $68.3 million remains available under the ATM Agreement.
Debt Facility
In November 2021, we entered into the Loan Agreement with Oxford Finance, which provided for up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of December 31, 2024, we declined these tranches in borrowing capacity available to us under the Loan Agreement.
Until June 30, 2023, the Loan Agreement bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025. The loan facility is secured by all assets except intellectual property, which is subject to a negative pledge, and will mature on November 1, 2026. There are no warrants or financial covenants associated with the Loan Agreement. A LIBOR transition event occurred effective July 1, 2023 and Oxford Finance revised the Loan Agreement to replace the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on our financial statements.
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
Our future funding requirements will depend on many factors, including the following:
•the progress, timing, scope, results and costs of our clinical trials and preclinical studies for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
•the costs of obtaining clinical and commercial supplies for zetomipzomib and any other product candidates we may identify and develop;
•the cost, timing and outcomes of regulatory approvals;
•the extent to which we may acquire or in-license other product candidates and technologies;
•the cost of attracting, hiring and retaining qualified personnel;
•our ability to successfully commercialize any product candidates for which we obtain regulatory approval; and
•the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
Our expected material cash requirements comprise of contractually obligated expenditures. Our material cash requirements through fiscal year 2027 are expected to total approximately $17.8 million, which includes debt payments, including principal, future interest payments and the final payment fee due on maturity, and amounts due under our operating leases. For additional information relating to our leases or debt, see Notes 6 and 7 to our audited consolidated financial statements found elsewhere in this Annual Report. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. See the section titled “Business—License Agreement with Onyx” for additional information.
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
Cash Flows
Discussion of our cash flow activities for the year ended December 31, 2022 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.
The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(dollars in millions)	2024	2023
Net cash used in operating activities	$(74.2)	$(81.6)
Net cash provided by investing activities	80.4	76.0
Net cash provided by financing activities	0.1	0.6
Net increase (decrease) in cash and cash equivalents	$6.3	$(5.0)
Cash Flows from Operating Activities
During the year ended December 31, 2024, cash used in operating activities was $74.2 million, which consisted of a net loss of $83.7 million and a net change of $1.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $10.8 million. The non-cash charges consisted of $13.0 million for stock-based compensation expense, $1.5 million for impairment loss of long-lived assets, $1.0 million for depreciation, and $0.3 million of non-cash interest expense, offset by $5.0 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $3.2 million in other assets and a decrease of $0.3 million in prepaid expenses and other current assets, offset by a decrease of $3.1 million in accounts payable and accrued expenses driven by the timing of payments and reduced clinical expenditures from the termination of PALIZADE clinical trial in October 2024, and a decrease of $1.7 million in operating lease asset and liabilities.
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
Cash Flows from Investing Activities
During the year ended December 31, 2024, net cash provided by investing activities was $80.4 million primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
During the year ended December 31, 2023, net cash provided by investing activities was $76.0 million primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities. Payments for the purchases of property and equipment was $1.8 million during the year ended December 31, 2023.

Cash Flows from Financing Activities
During the year ended December 31, 2024, cash provided by financing activities was $0.1 million from the issuance of common stock pursuant to our employee equity plans.
During the year ended December 31, 2023, cash provided by financing activities was $0.6 million from the issuance of common stock pursuant to our employee equity plans.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $132.2 million as of December 31, 2024, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, U.S. agency bonds, commercial paper and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2024, our cash equivalents and marketable securities had a weighted average maturity of approximately five months and the longest maturity was 12 months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.
Approximately $0.6 million of our cash balance was located in Australia as of December 31, 2024. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.
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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2025 Proxy Statement.
Code of Business Conduct and Ethics
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.kezarlifesciences.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Insider Trading Policy
We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the information set forth in Proposal 2 under the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2025 Proxy Statement.

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on October 28, 2024).

3.4
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on October 17, 2024).

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

4.2
Rights Agreement, dated as of October 17, 2024 between Kezar Life Sciences, Inc. and Computershare Trust Company, N.A., which includes the form of Certificate of Designation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38542), filed with the Commission on October 17, 2024).

4.3
Amendment No. 1, dated as of December 3, 2024, to Rights Agreement, between the Company and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542) filed with the Commission on December 3, 2024).

4.4	Description of the Company’s Securities.

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
10.12+
Executive Employment Agreement, between the Company and Christopher J. Kirk, Ph.D., dated as of November 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.13+	Executive Employment Agreement, between the Company and Marc L. Belsky, dated as of March 20, 2025.
10.14+	Executive Employment Agreement, between the Company and Mark Schiller, dated as of March 20, 2025.
10.15+
Separation and Consulting Agreement, between the Company and John Fowler, dated October 3, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.16†
Exclusive License Agreement by and between the Company and Onyx Therapeutics, Inc., dated June 11, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.17†
Collaboration and License Agreement, by and between the Company and Everest Medicines II (HK) Limited, dated as of September 20, 2023 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.18†
Amendment No. 1 to Collaboration and License Agreement by and between the Company and Everest Medicines II (HK) Limited, dated as of July 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on August 13, 2024).

10.19
Lease between the Company and AP3-SF1 4000 Shoreline, LLC, dated August 16, 2017 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).

10.20
Confirmation of Lease Terms between the Company and AP3-SF1 4000 Shoreline, LLC, effective as of March 1, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 26, 2019).

10.21
First Amendment to Lease, dated November 1, 2022, by and between the Company and GNS South Tower, LP (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-38542) filed with the Commission on March 14, 2023).

10.22
Loan and Security Agreement, dated as of November 4, 2021, by and between the Company and Oxford Finance LLC (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 17, 2022).

19.1	Kezar Life Sciences, Inc. Insider Trading Policy.
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-225194), filed with the Commission on May 24, 2018).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 14, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibit 101.
________________________________________
*Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
+Indicates a management contract or compensatory plan.
†Certain information has been omitted from this document in accordance with Regulation S-K, Item 601(b)(10).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kezar Life Sciences, Inc. (Registrant)

March 25, 2025	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

March 25, 2025	By:	/s/ Marc Belsky
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

Name	Title	Date

/s/ Christopher Kirk, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2025
Christopher Kirk, Ph.D.

/s/ Marc Belsky	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 25, 2025
Marc Belsky

/s/ Graham Cooper	Chairman of the Board of Directors	March 25, 2025
Graham Cooper

/s/ Franklin Berger	Director	March 25, 2025
Franklin Berger

/s/ John Fowler	Director	March 25, 2025
John Fowler

/s/ Elizabeth Garner, M.D.	Director	March 25, 2025
Elizabeth Garner, M.D.

/s/ Michael Kauffman, M.D., Ph.D.	Director	March 25, 2025
Michael Kauffman, M.D., Ph.D.

/s/ Micki Klearman, M.D.	Director	March 25, 2025
Micki Klearman, M.D.

/s/ Courtney Wallace	Director	March 25, 2025
Courtney Wallace

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kezar Life Sciences, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kezar Life Sciences, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
San Francisco, California
March 25, 2025

KEZAR LIFE SCIENCES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$41,749	$35,493
Marketable securities	90,496	165,879
Prepaid expenses and other current assets	5,243	5,578
Total current assets	137,488	206,950
Property and equipment, net	2,893	3,912
Operating lease right-of-use asset	1,886	4,778
Other assets	2,415	5,595
Total assets	$144,682	$221,235
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,651	$8,251
Accrued liabilities	7,935	6,481
Operating lease liabilities, current	3,526	3,012
Debt, current	5,217	—
Total current liabilities	20,329	17,744
Operating lease liabilities, noncurrent	2,326	5,852
Debt, noncurrent	5,111	10,069
Total liabilities	27,766	33,665
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of December 31, 2024 and 2023; 7,303,629 and 7,277,908 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	7
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	551,570	538,456
Accumulated other comprehensive loss	(162)	(130)
Accumulated deficit	(434,499)	(350,763)
Total stockholders' equity	116,916	187,570
Total liabilities and stockholders' equity	$144,682	$221,235
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Operations
(In thousands except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$—	$7,000	$—
Operating expenses:
Research and development	65,742	85,697	51,009
General and administrative	23,393	26,540	20,153
Restructuring and impairment charges	1,470	6,187	—
Total operating expenses	90,605	118,424	71,162
Loss from operations	(90,605)	(111,424)	(71,162)
Interest income	8,462	11,104	4,108
Interest expense	(1,593)	(1,550)	(1,185)
Net loss	$(83,736)	$(101,870)	$(68,239)
Net loss per common share, basic and diluted	$(11.49)	$(14.04)	$(10.13)
Weighted-average shares used to compute net loss per common share, basic and diluted	7,290,245	7,255,365	6,736,894
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(83,736)	$(101,870)	$(68,239)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(63)	(2)	(49)
Net unrealized gain (loss) on marketable securities	31	795	(583)
Total other comprehensive (loss) income, net of tax	(32)	793	(632)
Comprehensive loss	$(83,768)	$(101,077)	$(68,871)
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2021	5,625,975	$6	$377,815	$(291)	$(180,654)	$196,876
Issuance of common stock under the ATM Agreements, net of offering costs of $3,913	1,191,170	1	126,541	—	—	126,542
Issuance of common stock under employee stock incentive plans	32,198	—	1,319	—	—	1,319
Stock-based compensation expense	—	—	14,006	—	—	14,006
Other comprehensive loss	—	—	—	(632)	—	(632)
Net loss	—	—	—	—	(68,239)	(68,239)
Balance at December 31, 2022	6,849,343	$7	$519,681	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	379,289	—	—	—	—	—
Issuance of common stock under employee stock incentive plans	49,276	—	638	—	—	638
Stock-based compensation expense	—	—	18,137	—	—	18,137
Other comprehensive income	—	—	—	793	—	793
Net loss	—	—	—	—	(101,870)	(101,870)
Balance at December 31, 2023	7,277,908	$7	$538,456	$(130)	$(350,763)	$187,570
Reverse stock split rounding adjustment	43	—	—	—	—	—
Issuance of common stock under employee stock incentive plans	25,678	—	103	—	—	103
Stock-based compensation expense	—	—	13,011	—	—	13,011
Other comprehensive loss	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(83,736)	(83,736)
Balance at December 31, 2024	7,303,629	$7	$551,570	$(162)	$(434,499)	$116,916
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(83,736)	$(101,870)	$(68,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,040	1,066	1,023
Stock-based compensation	13,011	18,137	14,006
Amortization of premiums and discounts on marketable securities	(5,043)	(6,830)	(1,401)
Amortization of debt discount and issuance costs and other non-cash interest	259	235	212
Impairment loss of property and equipment	—	208	—
Impairment loss of right-of-use asset	1,549	2,700	—
Other	8	3	12
Changes in operating assets and liabilities
Prepaid expenses and other current assets	335	3,583	(5,787)
Other assets	3,180	(4,921)	(392)
Accounts payable and accrued liabilities	(3,146)	6,347	1,814
Operating lease asset and liabilities	(1,669)	(303)	(94)
Net cash used in operating activities	(74,212)	(81,645)	(58,846)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(1,810)	(1,578)
Purchases of marketable securities	(91,337)	(180,399)	(332,203)
Maturities of marketable securities	171,794	258,250	242,389
Proceeds from sale of equipment	—	5	—
Net cash provided by (used in) investing activities	80,428	76,046	(91,392)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market offerings and warrants, net of issuance costs	—	—	126,542
Proceeds from issuance of common stock under employee stock incentive plans	103	638	1,319
Net cash provided by financing activities	103	638	127,861
Effect of exchange rate changes on cash and cash equivalents	(63)	(2)	(49)
Net increase (decrease) in cash and cash equivalents	6,256	(4,963)	(22,426)
Cash and cash equivalents at the beginning of period	35,493	40,456	62,882
Cash and cash equivalents at the end of period	$41,749	$35,493	$40,456
Supplemental disclosures of noncash investing and financing information:
Purchase of property and equipment in accounts payable	$—	$—	$47
Par value of common stock upon cashless exercise of prefunded warrants	$—	$4	$—
Supplemental disclosures
Cash paid for interest	$1,335	$1,315	$973
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Notes to Consolidated Financial Statements
1. Organization and Description of the Business
Description of Business
Kezar Life Sciences, Inc. (the “Company”) was incorporated in Delaware on February 19, 2015, and commenced operations in June 2015. The Company is a clinical-stage biotechnology company, developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases. The Company’s principal operations are in South San Francisco, California, and it operates in one segment.
Liquidity
Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development and the advancement of zetomipzomib as well as the Company’s former product candidates. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $434.5 million as of December 31, 2024. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity and potentially through borrowings, strategic alliances with partner companies and other licensing transactions such as Everest Collaboration that was entered into on September 20, 2023. However, if additional funds are not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.
In 2022, the Company sold an aggregate of 1,191,170 shares of its common stock at a weighted average purchase price of $109.52 per share pursuant to the Company’s at-the-market offering program for net proceeds of approximately $126.5 million after deducting $3.9 million in commissions paid.
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
Reverse Stock Split
On October 29, 2024, the Company effected a one-for-ten reverse stock split (“Reverse Stock Split”) of its issued and outstanding common stock such that each ten shares of common stock outstanding at the time the Reverse Stock Split was effected were converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise were entitled to a fractional share of common stock as a result of the Reverse Stock Split were entitled to receive one full share of common stock in lieu of such fractional share. There were no changes in the total number of shares of common stock authorized for issuance by the Company, nor a change in par value per share. All share and share-related information presented in these consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.
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
The Company regularly reviews each of its investments in available-for sale debt securities whose fair value is below its cost basis to determine if the investment’s impairment due to credit-related factors or noncredit-related factors. Its review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. If a credit-related loss does exist for available-for-sale debt securities and should be recognized, an allowance for credit losses will be recorded in other income (expense), net. The portion of the impairment that is not credit-related is recorded as a reduction of other comprehensive income or loss, net of applicable taxes. To date, no such credit losses have occurred or have been recorded.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2024, the majority of the Company’s cash, cash equivalents and marketable securities were held by financial institutions in the United States, while approximately $0.6 million was held by a financial institution in Australia. Such deposits in the United States were in excess of insured limits.
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
Other Assets
Other assets consist of the non-current portions of unbilled receivable from Everest, advance deposits for the clinical related costs and security deposits for the Company’s operating leases of office and laboratory space.
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
Impairment of Long-Lived Assets
Long-lived assets include property and equipment and ROU asset. The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An estimate of undiscounted future cash flows generated by the long-lived asset, or appropriate group of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. Impairment loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques using unobservable fair value inputs, such as a projected discounted future cash flows. The Company recognizes an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. In June 2024 and December 2023, the Company wrote down certain long-lived assets to their estimated fair values and recognized the impairment loss in the Consolidated Statement of Operations (see Note 3, 5, 6 and 17).
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
(i)identify the contract with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and
(v)recognize revenue when (or as) the Company satisfies a performance obligation.
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
The Company records accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of clinical studies, contract manufacturing activities and preclinical studies. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal personnel and external service providers as to the progress or stage of completion of trials or services for the services when we have not yet been invoiced or notified of the actual progress and cost. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed. As actual costs become known, we adjust our accrued estimates. Although the Company does not expect its estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from its estimates and could result in us reporting amounts that are too high or too low in any particular period.
Stock-Based Compensation
Stock-based awards issued to employees, directors and nonemployee consultants, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the expected vesting period.
For performance-based stock options that contain a performance condition, the Company recognizes stock-based compensation expense if and when the Company determines that it is probable the performance condition will be achieved. The Company reassesses the probability of achievement at each reporting period and adjusts compensation expense, as necessary. If there are changes in the Company’s probability assessment, the Company recognizes a cumulative catch-up adjustment in the period of the change, with the remaining unrecognized expense recognized prospectively over the remaining requisite service period. Once the performance condition is not probable of being achieved, any previously recognized compensation expense is immediately reversed. If achievement of the performance condition later becomes probable, a cumulative effect adjustment of compensation expense is then recorded in the period of the change.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03 Income Statement– Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”), which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its financial statements and income tax disclosures.
In November 2023, the FASB issued Accounting Standards Update No. 2023-07 Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment

Reporting (Topic 280). ASU 2023-07 is effective for the Company beginning on January 1, 2024, and interim periods beginning on January 1, 2025. The Company adopted the new accounting standard for the fiscal year 2024.

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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of December 31, 2024 or 2023.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$37,177	$37,177	$—	$—
Commercial paper	3,963	—	3,963	—
Marketable securities:
Corporate debt securities	15,194	—	15,194	—
U.S. Treasury securities	27,391	27,391	—	—
Commercial paper	42,919	—	42,919	—
U.S. Government agency bonds	4,992	—	4,992	—
Total	$131,636	$64,568	$67,068	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$35,349	$35,349	$—	$—
Marketable securities:
Certificate of deposit	544	—	544	—
U.S. Treasury securities	54,175	54,175	—	—
Commercial paper	65,070	—	65,070	—
U.S. Government agency bonds	46,090	—	46,090	—
Total	$201,228	$89,524	$111,704	$—
Nonrecurring Fair Value Measurements
ROU asset associated with Suite 400 of the Company's headquarters in South San Francisco, California, is a separate asset group measured at fair value on a nonrecurring basis at December 31, 2023 due to an impairment recognized on the ROU asset at that date (see Note 6). Fair value of this asset group calculated as the present value of the estimated future cash flows of sublease income attributable to the ROU asset associated with Suite 400, was classified in Level 3 of the fair value hierarchy. When calculating the present value of the estimated future cash flows, sublease income was estimated to increase at a rate of 3.5% per year, and the cash flows were discounted using a rate of 13.3%. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as the estimated future cash flow from sublease income was zero due to then-current market conditions.

4. Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$37,177	$—	$—	$37,177
Commercial paper	3,962	1	—	3,963
Marketable securities:
Corporate debt securities	15,165	29	—	15,194
U.S. Treasury securities	27,340	51	—	27,391
Commercial paper	42,872	69	(22)	42,919
U.S. Government agency bonds	4,972	20	—	4,992
Total	$131,488	$170	$(22)	$131,636
Cash				609
Total cash, cash equivalent and marketable securities				$132,245

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$35,349	$—	$—	$35,349
Marketable securities:
Certificate of deposit	544	—	—	544
U.S. Treasury securities	54,066	151	(42)	54,175
Commercial paper	65,038	41	(9)	65,070
U.S. Government agency bonds	46,115	27	(52)	46,090
Total	$201,112	$219	$(103)	$201,228
Cash				144
Total cash, cash equivalent and marketable securities				$201,372
The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2024 and 2023.
The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Less than 12 months		Less than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$16,261	$(42)
Commercial paper	15,880	(22)	20,789	(9)
U.S. Government agency bonds	—	—	39,052	(52)
Total	$15,880	$(22)	$76,102	$(103)

The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intends to hold these marketable securities to their maturities.
The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of December 31, 2024. There were no sales of available-for-sale securities in any of the periods presented.
As of December 31, 2024, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale securities maturing in:
One year or less	$131,488	$131,636
Total available-for-sale securities	$131,488	$131,636
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Advance for clinical-related costs, current	$3,380	$1,818
Licenses, dues and subscriptions	514	506
Insurance	574	712
Receivable from Everest (Note 10)	—	1,596
Interest receivable	424	695
Others	351	251
Total prepaid expenses and other current assets	$5,243	$5,578
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements	$3,488	$3,488
Furniture, laboratory and office equipment	5,565	5,559
Computer equipment	285	285
Total property and equipment	9,338	9,332
Less: accumulated depreciation and amortization	(6,445)	(5,420)
Property and equipment, net	$2,893	$3,912
Depreciation expense was $1.0 million, $1.1 million, and $1.0 million for the year ended December 31, 2024, 2023, and 2022, respectively. In December 2023, the Company identified certain property and equipment, namely leasehold improvements, computer equipment, office furniture and fixtures that no longer utilized under then-current or expected future operations (see Note 17). Accordingly, the Company recognized impairment loss of $0.2 million within restructuring and impairment charges on the Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

Other Assets
Other assets consisted of the following as of December 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Advance for clinical related costs, noncurrent	$—	$4,787
Unbilled receivable from Everest, noncurrent (Note 10)	1,741	—
Deposits for operating lease	674	674
Others	—	134
Total other assets	$2,415	$5,595
Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Accrued preclinical and research costs	$841	$756
Accrued clinical costs	4,212	1,801
Accrued employee-related costs	2,716	3,708
Accrued professional services	111	110
Other	55	106
Total accrued liabilities	$7,935	$6,481
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
As of December 31, 2024, the weighted average remaining lease term was 1.58 years. The weighted average discount rate used to determine the operating lease liability was 11.67%.

Information related to the Company’s lease liabilities were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022

Cash paid for operating lease liabilities	$3,012	$2,566	$1,032
Operating lease costs	2,222	3,464	1,493
Variable lease costs	1,848	1,502	807

Maturities of lease liabilities as of December 31, 2024 were as follows:
Less than 12 months	$4,025
13 - 24 months	2,418
Total undiscounted lease payments	6,443
Less: imputed interest	(591)
Total lease liabilities	$5,852

Operating lease liabilities, current	3,526
Operating lease liabilities, noncurrent	2,326
Total operating lease liabilities	$5,852
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.2 million, $3.5 million and $1.5 million of rent expense, respectively. Variable lease costs were $1.8 million, $1.5 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In December 2023, the Company committed to a plan to sublease Suite 400 of its corporate headquarters following the Workforce Reduction (see Note 17) and evaluated the recoverability of ROU asset by comparing the carrying amount of the asset to future net undiscounted cash flows associated with the asset. The ROU asset is considered to be impaired if the carrying amount of the assets exceeds the fair value of the assets. Consequently, the Company recognized $2.7 million impairment charge in 2023. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as of June 30, 2024 as the estimated future cash flow from sublease income was zero due to then-current market conditions.
7. Debt
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
Until June 30, 2023, the Term Loans bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025. A LIBOR transition event occurred effective July 1, 2023 and Oxford Finance subsequently replaced the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on the Company’s financial statements.
All unpaid principal and accrued and unpaid interest with respect to each Term Loan is due and payable in full on the Maturity Date. The Company has the option to prepay the outstanding balance prior to maturity. Upon repayment of the

Term Loans, the Company is required to make a final payment fee to the lenders equal to 6.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.
The Loan Agreement also includes subjective acceleration clauses which permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of December 31, 2024, the Company is in compliance with all covenants in Agreement.
Interest expense was $1.6 million, $1.6 million and $1.2 million for the year ended December 31, 2024, 2023 and 2022, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the debt balance are as follows (in thousands):

	December 31, 2024	December 31, 2023
Principal loan balance	$10,000	$10,000
Unamortized debt discount and issuance costs	(135)	(243)
Cumulative accretion of final fee	463	312
Debt, net	$10,328	$10,069

Debt, current	$5,217	$—
Debt, noncurrent	5,111	10,069
Debt, net	$10,328	$10,069
As of December 31, 2024, the estimated future principal payments due were as follows (in thousands):

Years Ending December 31,
2025	$5,217
2026	4,783
Total	$10,000
8. Stockholders' Equity
Rights Plan
On October 17, 2024, the Company’s board of directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock as of the close of business on October 28, 2024, the record date. The Rights are exercisable only if a person or group (an “Acquiring Person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 10% or more of the Company’s outstanding common stock (15% in the case of a passive institutional investor as described in the Rights Plan). Once the Rights become exercisable, each Right will entitle its holder (other than any Acquiring Person, whose Rights will become void) to purchase, for $71.60, one one-hundredth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”). The description and terms of the Rights Plan are set forth in the Rights Agreement, dated as of October 17, 2024 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A. The terms of the Preferred Shares are set forth in a Certificate of Designation filed with the Secretary of State of Delaware on October 17, 2024. The Rights will expire on October 17, 2025, unless the Rights are earlier redeemed or exchanged by the Company.
Pre-Funded Warrants
In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 379,371 shares of the Company’s common stock. The warrant holders exercised all the shares of outstanding pre-funded warrants in 2023 at an exercise price of $0.01 per share. As of December 31, 2024, there were no pre-funded warrants outstanding.

9. Stock-Based Compensation
Stock Incentive Plans
2022 Inducement Plan
In April 2022, the Company adopted the Kezar Life Sciences, Inc. 2022 Inducement Plan (the “Inducement Plan”), which is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), for the award of nonstatutory stock options (“NSOs”), restricted stock units (“RSUs”) and other equity awards as permitted by the Inducement Plan (collectively, “Inducement Awards”) to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company (“Eligible Recipients”). Under the Inducement Plan, the Company may grant up to 300,000 shares of Common Stock in the form of Inducement Awards to Eligible Recipients in compliance with the requirements of Nasdaq Listing Rule 5635(c)(4). Awards must be approved by either a majority of the Company’s independent directors or the Company’s independent compensation committee. Consultants and directors are not eligible to receive grants under the Inducement Plan.
As of December 31, 2024, options to purchase 118,450 shares of common stock were outstanding and 181,550 shares were available for future issuance under the Inducement Plan.
2018 Equity Incentive Plan
In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of December 31, 2024, options to purchase 1,395,615 shares of common stock and 10,916 RSUs were outstanding, and 153,503 shares were available for future issuance under the 2018 Plan.
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
Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allowed for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares were subject to repurchase at the original exercise price. As of December 31, 2024, options to purchase 136,325 shares of common stock were outstanding under the 2015 Plan.
2018 Employee Stock Purchase Plan
In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 20,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 37,500 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of December 31, 2024, 74,865 shares of common stock had been issued under the ESPP and 58,345 shares remained available for future issuance under the ESPP.
The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on November 16, 2024.
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
As a result of the Option Repricing, 990,367 shares of vested and unvested stock options outstanding as of July 24, 2023, with original exercise prices ranging from $24.40 to $228.50 per share, were repriced to $22.80 per share. The total incremental fair value to be recognized as a result of the repricing was approximately $4.7 million on the date of Option Repricing, of which $3.3 million related to the vested option shares had been recognized as stock-based compensation expense and $0.7 million related to the unvested option shares were subsequently cancelled due to termination as of December 31, 2024. As of December 31, 2024, there was $0.7 million remaining related to the unvested option shares which will be primarily amortized over the remaining requisite service periods through the end of 2026.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,310,651	$25.95	7.1	$118
Options granted	578,797	$7.93
Options cancelled/forfeited	(239,058)	$29.01
Outstanding at December 31, 2024	1,650,390	$19.19	7.4	$105
Vested and exercisable at December 31, 2024	893,575	$24.26	6.2	$2
The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $5.92 and $34.33 per share, respectively. There were no options exercised during the year ended December 31, 2024. The aggregate intrinsic value of exercised stock options during the year ended December 31, 2023 was $0.4 million. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.
Performance Option Grants Activities
On July 11, 2024, the Compensation Committee of the Company’s board of directors approved performance-based stock option grants to all employees, except the Chief Executive Officer, under the 2018 Plan. Performance-based stock options will vest upon the achievements of specified clinical trial milestones. The grant-date fair value of these performance-based stock options is calculated using the Black-Scholes option-pricing model. Performance-based stock options are included in the outstanding stock options table above. Stock-based compensation cost related to performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation is recognized until such time as the performance condition is considered probable of being achieved and related compensation cost would be recognized through a cumulative catch-up adjustment in the period of change. Stock-based compensation expenses of $0.4 million related to performance-based stock options were recognized for the year ended December 31, 2024.
Restricted Stock Units Activity
There were no RSUs granted during the year ended December 31, 2024. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expense over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2023	21,945	$92.00
RSUs vested	(9,702)	$93.64
RSUs forfeited	(1,327)	$91.59
Outstanding as of December 31, 2024	10,916	$90.57
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by function was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$4,025	$8,612	$6,612
General and administrative	8,986	9,525	7,394
Total stock-based compensation expense	$13,011	$18,137	$14,006
As of December 31, 2024, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $14.3 million with an estimated weighted average amortization period of 2.1 years.

The fair value of the employee stock options granted and the ESPP rights to purchase common stock of the Company is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	0.5	0.5	0.5
Expected volatility	86.2 - 87.9%	87.6 - 88.4%	84.3 - 88.5%	54.4 - 73.2%	74.4 - 91.2%	85.6 - 114.9%
Risk-free interest rate	3.6 - 4.6%	3.5 - 4.7%	1.6 - 4.1%	4.4 - 5.4%	5.3 - 5.4%	1.5 - 4.5%
Expected dividend yield	—	—	—	—	—	—
The expected term of options granted represents the period of time that options granted are expected to be outstanding and was determined by calculating the midpoint between the date of vesting and the contractual life of each option. The expected term of the ESPP rights is equal to the six-month look-back period. Since inception until March 2024, the volatility of the Company’s stock price was based on the weighted average of the historical volatility of the Company’s stock price and that of a peer group of public companies over the expected term due to the Company’s limited public trading history of its common stock. The peer group was selected on the basis of operational and economic similarity with the Company’s principal business operations. Effective as of the quarter-ended June 30, 2024, the expected volatility is based on the daily historical volatility of the Company’s common stock covering the estimated expected term. The risk-free interest rate for the expected term of the options is based on the U.S. Treasury yield curve with a maturity equal to the expected term in effect at the time of grant. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.
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
Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of December 31, 2024, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.
Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of December 31, 2024.
In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of December 31, 2024, the Company had a noncurrent unbilled receivable of $1.7 million, representing reimbursement for payments made by the Company that is yet to be billed or due. The unbilled receivable was included in other assets in the Company’s Consolidated Balance Sheet. In connection with the cost-sharing arrangement with Everest, $3.6 million and $1.6 million was recognized as contra research and development expense for the years ended December 31, 2024 and 2023, respectively.
In October 2024, the Company made the strategic decision to terminate the PALIZADE study and focus its clinical development efforts on zetomipzomib in autoimmune hepatitis. The termination does not change Everest’s payment obligation under the Everest License Agreement.
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
12. License Agreement
In June 2015, the Company entered into an exclusive license agreement with Onyx Therapeutics, Inc. (“Onyx”), a wholly owned subsidiary of Amgen, Inc., for a worldwide, exclusive license under certain patents, and a non-exclusive license to certain know-how, in each case controlled by Onyx and relating to the Company’s immunoproteasome program. The Company paid $5.0 million in milestone payments under the Onyx License Agreement in 2023 and may be required to make future payments of up to $167.5 million upon achievement of certain development and commercial milestones for zetomipzomib, as well as royalty payments in the mid to high single digits on future annual net sales, if any.
13. Defined Contribution Plan
The Company has a qualified 401(k) Savings and Investment Plan (the “Plan”) whereby employees may contribute up to the lesser of $69,000 or 100% of their pre-tax compensation. The total contributed amount from the employees is only up to Federal annual limits. The Company matches $1.00 for every $1.00 contributed to the Plan by participants up to the first 4% of base compensation and incentive cash bonus (subject to statutory limits). During the years ended December 31, 2024, 2023 and 2022, the Company recorded matching contributions of approximately $0.7 million, $0.8 million and $0.6 million, respectively.
14. Income Taxes
No provision for income taxes was recorded for the years ended December 31, 2024, 2023 and 2022. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
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
The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(83,475)	$(101,613)	$(68,097)
Foreign	(261)	(257)	(142)
Total	$(83,736)	$(101,870)	$(68,239)
In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law, which created several new research and development (“R&D”) tax credit provisions, including allowing qualified small businesses to utilize the R&D credit against the employer’s portion of payroll tax up to a maximum of $250,000 per year. The Company qualified as a small business under PATH for years 2016 through 2020. The Company has utilized $0, $0 and $79,000 of R&D tax credits as a reduction of payroll expenses to offset its payroll tax liabilities for the years ended December 31, 2024, 2023 and 2022, respectively.
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.2	3.0	1.3
Foreign tax rate differential	0.0	0.0	0.0
Permanent differences	(0.3)	(2.1)	(0.6)
Research and development credit	2.2	3.2	2.5
Change in valuation allowance	(23.1)	(25.1)	(24.2)
Provision for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Reserves and accruals	$7,097	$4,692
Net operating loss carryforwards	50,318	42,984
Research and development credit carryforwards	14,659	12,032
Lease Liabilities	1,230	1,862
R&D Capitalization	29,840	22,248
Gross deferred tax assets	103,144	83,818
Valuation allowance	(102,485)	(82,541)
Net deferred tax assets	659	1,277
Deferred tax liabilities
Property and equipment	(263)	(273)
Right-of-use asset	(396)	(1,004)
Net deferred tax assets	$—	$—
Effective January 1, 2022, under the Tax Cuts and Jobs Act, for tax purposes the Company is required to capitalize and subsequently amortize all R&D expenditures over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company generates a deferred tax asset for capitalized R&D expenditures for the year ended December 31, 2024 which is fully offset with a valuation allowance.
Realization of the deferred tax assets is dependent upon future taxable income. Since the amount and timing of future income are uncertain, the net deferred tax assets, as of December 31, 2024, and December 31, 2023 have been fully offset by a valuation allowance. The valuation allowance increased approximately $20.0 million, $25.6 million and $15.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, the Company had federal net operating loss (“NOL”) carryforward of $221.9 million and a federal research and development tax credit carryforward of $14.5 million. If not utilized sooner, the federal NOL generated through December 31, 2017 and tax credit carryforwards will expire, beginning in 2035. Federal net operating loss carryforwards of $199.8 million generated from years ended after December 31, 2017, carryforward indefinitely. As of December 31, 2024 the Company had a state NOL carryforward of $44.7 million, which will expire beginning in 2035, and a state research and development tax credit carryforward of $6.2 million, which does not expire.
As of December 31, 2024, the Company also had accumulated Australian tax losses of $2.1 million available for carry forward against future earnings, which under relevant tax laws do not expire but may be limited for utilization under certain circumstances.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Code and similar California laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not performed a Section 382 analysis through December 31, 2024 and the Company has not utilized any NOL carryforwards through December 31, 2024. In addition, the Company’s deferred tax assets are subject to a full valuation allowance, and thus no benefit for deferred tax assets is recorded on the Company’s books. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in the Company’s stock ownership.
The Company had $5.0 million of unrecognized tax benefits as of December 31, 2024. No liability related to uncertain tax positions is recorded on the financial statements. All uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2024. A reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$4,074	$2,522
Decrease related to prior year tax positions	—	(222)
Increase related to current year tax positions	933	1,774
Balance at the end of the year	$5,007	$4,074
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
15. Net Loss Per Share
Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(83,736)	$(101,870)	$(68,239)
Denominator:
Weighted-average shares of common stock outstanding	7,290,245	7,255,365	6,736,894
Net loss per share, basic and diluted	$(11.49)	$(14.04)	$(10.13)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	1,650,390	1,310,651	968,386
Restricted stock units subject to future vesting	10,916	21,945	43,465
Total	1,661,306	1,332,596	1,011,851
16. Related Party Transactions
In connection with the resignation of John Fowler from his role as Chief Executive Officer, the Company and Mr. Fowler entered into a Separation and Consulting Agreement, effective as of November 7, 2023 (the “Fowler Agreement”), pursuant to which Mr. Fowler provides consulting services to the Company at a rate of $5,000 per month for one year ended November 7, 2024. Pursuant to the Fowler Agreement, the Company recognized approximately $51,000 and $9,000 of compensation expense within general and administrative expenses in the Consolidated Statement of Operations during the years ended December 31, 2024 and 2023, respectively.
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
17. Restructuring and Impairment Charges
In October 2023, the Company announced a strategic restructuring and workforce reduction (the “Workforce Reduction”) to prioritize its clinical-stage assets, extend the cash runway and reduce the total workforce. All employees affected by the Workforce Reduction separated from the Company by December 31, 2023. In connection with the Workforce Reduction, the Company committed to a plan to sublease Suite 400 of its corporate headquarters which resulted in an impairment to the right-of use asset and certain property and equipment no longer utilized under then-current or expected future operations.
The Company recognized restructuring charges of $1.5 million and $6.2 million, comprised primarily of one-time employee termination benefits and long-lived assets impairment costs during the years ended December 31, 2024 and 2023, respectively. Restructuring and impairment charges, recorded in the Consolidated Statement of Operations are presented in the table below (in thousands):

	Year Ended December 31,
	2024	2023
Severance and related benefit costs	$(79)	$3,279
Asset impairments	1,549	2,908
Total	$1,470	$6,187
The following table illustrates the accrual activity and payments relating to restructuring and impairment charges (in thousands):

	Severance and related benefit costs	Asset impairments	Total
Balance as of January 1, 2023	$—	$—	$—
Restructuring charges	3,279	2,908	6,187
Cash payments made	(1,858)	—	(1,858)
Non-cash charges	—	(2,908)	(2,908)
Balance as of December 31, 2023	$1,421	$—	$1,421
Restructuring charges	$—	$1,549	1,549
Cash payments made	$(1,342)	$—	(1,342)
Non-cash charges	$(79)	$(1,549)	(1,628)
Balance as of December 31, 2024	$—	$—	$—

18. Segment Reporting
The Company operates and manages its business as one operating segment, which primarily focuses on developing novel small molecule therapeutics to treat unmet medical needs in immune-mediated diseases. The Company's Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (CODM), who reviews consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the consolidated balance sheets as total assets. The following table represents selected financial information for our segment for the years ended December 31, 2024 and 2023, in thousands:

	Year Ended December 31,
	2024	2023
Collaboration revenue	$—	$7,000
Internal costs
Total salary / benefits	21,228	30,105
External costs by program
Zetomipzomib	36,652	40,513
KZR-261	5,940	6,428
Other protein secretion discovery programs	289	5,604
General and administrative	10,888	13,663
Other segment items (1)	15,608	22,111
Total operating expenses	$90,605	$118,424
Loss from operations	(90,605)	(111,424)
Interest income	8,462	11,104
Interest expense	(1,593)	(1,550)
Consolidated segment net loss	$(83,736)	$(101,870)
(1) Other segment items include stock-based compensation expense, depreciation and amortization, impairment loss of property and equipment, and right-of-use asset.