Form 10-Q
period 2025-03-31
Kezar Life Sciences, Inc.
filed 2025-05-13
CIK 1645666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-38542
_______________________________________________________________________________________________
Kezar Life Sciences, Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________________________________________________

Delaware	47-3366145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4000 Shoreline Court, Suite 300
South San Francisco, CA, 94080
(650) 822-5600
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_______________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2025, the registrant had 7,305,800 shares of common stock, $0.001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,002	$41,749
Marketable securities	77,359	90,496
Prepaid expenses and other current assets	5,957	5,243
Total current assets	120,318	137,488
Property and equipment, net	2,650	2,893
Operating lease right-of-use asset	1,618	1,886
Other assets	674	2,415
Total assets	$125,260	$144,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,966	$3,651
Accrued and other current liabilities	6,115	7,935
Operating lease liabilities, current	3,665	3,526
Debt, current	5,217	5,217
Total current liabilities	16,963	20,329
Operating lease liabilities, noncurrent	1,354	2,326
Debt, noncurrent	3,874	5,111
Total liabilities	22,191	27,766
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of March 31, 2025 (unaudited) and December 31, 2024; 7,305,800 and 7,303,629 shares issued and outstanding as of March 31, 2025 (unaudited) and December 31, 2024, respectively	7	7
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2025 (unaudited) and December 31, 2024	—	—
Additional paid-in capital	554,349	551,570
Accumulated other comprehensive loss	(232)	(162)
Accumulated deficit	(451,055)	(434,499)
Total stockholders' equity	103,069	116,916
Total liabilities and stockholders' equity	$125,260	$144,682
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	12,180	17,172
General and administrative	5,449	6,539
Total operating expenses	17,629	23,711
Loss from operations	(17,629)	(23,711)
Interest income	1,420	2,453
Interest expense	(347)	(400)
Net loss	$(16,556)	$(21,658)
Net loss per common share, basic and diluted	$(2.27)	$(2.98)
Weighted-average shares used to compute net loss per common share, basic and diluted	7,305,658	7,279,991
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(16,556)	$(21,658)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(29)
Unrealized loss on marketable securities	(75)	(196)
Total other comprehensive loss, net of tax	(70)	(225)
Comprehensive loss	$(16,626)	$(21,883)
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2024	7,303,629	$7	$551,570	$(162)	$(434,499)	$116,916
Issuance of common stock under employee stock incentive plans	2,171	—	—	—	—	—
Stock-based compensation expense	—	—	2,779	—	—	2,779
Other comprehensive loss	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(16,556)	(16,556)
Balance as of March 31, 2025	7,305,800	$7	$554,349	$(232)	$(451,055)	$103,069

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2023	7,277,908	$7	$538,456	$(130)	$(350,763)	$187,570
Issuance of common stock under employee stock incentive plans	2,228	—	—	—	—	—
Stock-based compensation expense	—	—	3,434	—	—	3,434
Other comprehensive loss	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(21,658)	(21,658)
Balance as of March 31, 2024	7,280,136	$7	$541,890	$(355)	$(372,421)	$169,121
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,556)	$(21,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	260
Stock-based compensation	2,779	3,434
Amortization of premiums and discounts on marketable securities	(688)	(1,513)
Amortization of debt discount and issuance costs and other non-cash interest	159	64
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(714)	(237)
Other assets	1,741	94
Accounts payable, accrued and other current liabilities	(3,597)	(3,009)
Operating lease assets and liabilities	(565)	(297)
Net cash used in operating activities	(17,190)	(22,862)
Cash flows from investing activities:
Purchases of property and equipment	(8)	—
Purchases of marketable securities	—	(17,342)
Maturities of marketable securities	13,750	37,750
Net cash provided by investing activities	13,742	20,408
Cash flows from financing activities:
Repayment of loan principal	(1,304)	—
Net cash used in financing activities	(1,304)	—
Effect of exchange rate changes on cash and cash equivalents	5	(7)
Net decrease in cash and cash equivalents	(4,747)	(2,461)
Cash and cash equivalents at the beginning of period	41,749	35,493
Cash and cash equivalents at the end of period	$37,002	$33,032
Supplemental disclosures
Cash paid for interest	$189	$336
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
Liquidity
Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $451.1 million as of March 31, 2025. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan. The Company intends to raise such capital through the issuance of additional equity, including through at-the-market offerings, and potentially through borrowings, strategic alliances with partner companies and other licensing transactions, such as our collaboration with Everest Medicines II (HK) Limited (“Everest”). However, if financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2025 (the “Annual Report”), and there have been no material changes to such policies during the three months ended March 31, 2025.
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
The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.
Unaudited Condensed Consolidated Financial Statements
The accompanying financial information as of March 31, 2025 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

One-for-Ten Reverse Stock Split
On October 29, 2024, the Company effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock such that each ten shares of common stock outstanding at the time the Reverse Stock Split was converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise were entitled to a fractional share of common stock as a result of the Reverse Stock Split were entitled to receive one full share of common stock in lieu of such fractional share. There were no changes in the total number of shares of common stock authorized for issuance by the Company, nor a change in par value per share. All share and share-related information presented in these condensed consolidated financial statements has been retroactively adjusted for all periods presented to reflect the decreased number of shares resulting from the Reverse Stock Split.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03 Income Statement– Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”), which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. In January 2025, the FASB issued Accounting Standards Update No. 2025-01 Income Statement– Reporting Comprehensive Income – Expense Disaggregation Disclosures – Clarifying the Effective Date (“ASU 2025-01”) to clarify the effective date of ASU 2024-03 for non-calendar year-end entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company is currently evaluating the effect of adopting the update on its Annual Report on Form 10-K for the year ending December 31, 2025.
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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of March 31, 2025 or December 31, 2024.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$36,388	$36,388	$—	$—
Marketable securities:
Commercial paper	41,412	—	41,412	—
Corporate debt securities	15,237	—	15,237	—
U.S. Treasury securities	15,717	15,717	—	—
U.S. government agency bonds	4,993	—	4,993	—
Total	$113,747	$52,105	$61,642	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$37,177	$37,177	$—	$—
Commercial paper	3,963	—	3,963	—
Marketable securities:
Commercial paper	42,919	—	42,919	—
Corporate debt securities	15,194	—	15,194	—
U.S. Treasury securities	27,391	27,391	—	—
U.S. government agency bonds	4,992	—	4,992	—
Total	$131,636	$64,568	$67,068	$—

4. Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$36,388	$—	$—	$36,388
Marketable securities:
Commercial paper	41,384	31	(3)	41,412
Corporate debt securities	15,226	11	—	15,237
U.S. Treasury securities	15,695	22	—	15,717
U.S. government agency bonds	4,983	10	—	4,993
Total	$113,676	$74	$(3)	$113,747
Cash				614
Total cash, cash equivalent and marketable securities				$114,361

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury money market funds	$37,177	$—	$—	$37,177
Commercial paper	3,962	1	—	3,963
Marketable securities:
Commercial paper	42,872	69	(22)	42,919
Corporate debt securities	15,165	29	—	15,194
U.S. Treasury securities	27,340	51	—	27,391
U.S. government agency bonds	4,972	20	—	4,992
Total	$131,488	$170	$(22)	$131,636
Cash				609
Total cash, cash equivalent and marketable securities				$132,245

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of March 31, 2025 and December 31, 2024.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$4,151	$(3)	$15,880	$(22)
Total	$4,151	$(3)	$15,880	$(22)
The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes and intends to hold these marketable securities to their maturities.
The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of March 31, 2025. There were no sales of available-for-sale securities in any of the periods presented.
As of March 31, 2025, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

Available-for-sale securities maturing in:	Amortized Cost	Estimated Fair Value
One year or less	$113,676	$113,747
Total available-for-sale securities	$113,676	$113,747
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Advance for clinical-related costs, current	$2,147	$3,380
Unbilled receivable from Everest, current (Note 10)	1,741	—
Licenses, dues and subscriptions	496	514
Advance for manufacturing contract	481	236
Insurance	302	574
Interest receivable	458	424
Others	332	115
Total prepaid expenses and other current assets	$5,957	$5,243
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$3,488	$3,488
Furniture, laboratory and office equipment	5,573	5,565
Computer equipment	285	285
Total property and equipment	9,346	9,338
Less: accumulated depreciation and amortization	(6,696)	(6,445)
Property and equipment, net	$2,650	$2,893
Depreciation expense was $0.3 million for each of the three months ended March 31, 2025 and 2024.
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Unbilled receivable from Everest, noncurrent (Note 10)	$—	$1,741
Deposits for operating lease	674	674
Total other assets	$674	$2,415
Accrued and Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued clinical costs	$3,520	$4,212
Accrued employee-related costs	1,199	2,716
Accrued preclinical and research costs	1,048	841
Accrued professional services	145	111
Other	203	55
Total accrued liabilities	$6,115	$7,935
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
In December, 2023, the Company committed to a plan to sublease Suite 400 of its corporate headquarters in connection with a workforce reduction and evaluated the recoverability of ROU asset by comparing the carrying amount of the asset to future net undiscounted cash flows associated with the asset. The ROU asset is considered to be impaired if the carrying amount of the assets exceeds the fair value of the assets. Consequently, the Company recognized a $2.7 million impairment charge in 2023. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as the estimated future cash flow from sublease income is zero due to then-current market conditions.

Information related to the Company’s lease liabilities were as follows (in thousands):

Three months ended March 31, 2025
Cash paid for operating lease liabilities	$833
Operating lease costs	430
Variable lease costs	264

Maturities of lease liabilities as of March 31, 2025 were as follows:
Less than 12 months	$4,060
13 - 24 months	1,387
Total undiscounted lease payments	5,447
Less: imputed interest	(428)
Total lease liabilities	$5,019

Operating lease liabilities, current	$3,665
Operating lease liabilities, noncurrent	1,354
Total operating lease liabilities	$5,019
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
Until June 30, 2023, the Term Loans bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. The Company is making monthly payments of principal, together with applicable interest, in arrears effective January 1, 2025. A LIBOR transition event occurred effective July 1, 2023 and Oxford Finance subsequently replaced the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on the Company’s financial statements.
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
The Loan Agreement also includes subjective acceleration clauses that permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of March 31, 2025, the Company is in compliance with all covenants in the Loan Agreement.
Interest expense was $0.3 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the debt balance are as follows:

	March 31, 2025	December 31, 2024
Principal loan balance	$8,696	$10,000
Unamortized debt discount and issuance costs	(107)	(135)
Cumulative accretion of final fee	502	463
	$9,091	$10,328

Debt, current	$5,217	$5,217
Debt, noncurrent	3,874	5,111
Debt, net	$9,091	$10,328
As of March 31, 2025, the estimated future principal payments due were as follows:

Years Ending December 31,
2025	$3,913
2026	4,783
Total	$8,696
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
9. Stock-Based Compensation
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
As of March 31, 2025, options to purchase 115,440 shares of common stock were outstanding and 184,560 shares were available for future issuance under the Inducement Plan.

2018 Equity Incentive Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of March 31, 2025, options to purchase 1,784,008 shares of common stock and 8,451 RSUs were outstanding, and 130,585 shares were available for future issuance under the 2018 Plan.
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
Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2025, options to purchase 136,325 shares of common stock were outstanding under the 2015 Plan.
2018 Employee Stock Purchase Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 20,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 37,500 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2024, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2025. As of March 31, 2025, 74,865 shares of common stock had been issued under the ESPP and 58,345 shares remained available for future issuance under the ESPP.
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

Option Repricing
In July 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $22.80 per share, the closing price of the Common Stock on July 24, 2023. The incremental stock-based compensation expense resulting from the Option Repricing was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there was $0.6 million remaining related to the unvested option shares which will be primarily amortized over the remaining requisite service periods through the end of 2026.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,650,390	$19.19	7.4	$105
Options granted	405,700	$6.57
Options cancelled/forfeited	(20,317)	$14.85
Outstanding as of March 31, 2025	2,035,773	$16.72	7.7	$—
Vested and exercisable as of March 31, 2025	1,055,618	$22.18	6.3	$—
The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $4.90 per share. There were no options exercised during the three months ended March 31, 2025. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.
Performance Option Grants Activities
On July 11, 2024, the Compensation Committee of the Company’s board of directors approved performance-based stock option grants to all employees, except the Chief Executive Officer, under the 2018 Plan. Performance-based stock options will vest upon the achievements of specified clinical trial milestones. The grant-date fair value of these performance-based stock options is calculated using the Black-Scholes option-pricing model. Performance-based stock options are included in the outstanding stock options table above. Stock-based compensation cost related to performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation is recognized until such time as the performance condition is considered probable of being achieved and related compensation cost would be recognized through a cumulative catch-up adjustment in the period of change. Stock-based compensation expenses of $0.3 million related to performance-based stock options were recognized for the three months ended March 31, 2025. As of March 31, 2025, the non-financial performance criteria for the performance-based option grants have been achieved and consequently those grants are now on the time-based vesting schedules.
Restricted Stock Units Activity
There were no RSUs granted during the three months ended March 31, 2025. One-third of each RSU previously granted vests annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2024	10,916	$90.57
RSUs vested	(2,171)	$96.56
RSUs forfeited	(294)	$85.07
Outstanding as of March 31, 2025	8,451	$89.21
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$996	$1,055
General and administrative	1,783	2,379
Total stock-based compensation expense	$2,779	$3,434
As of March 31, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $13.3 million with an estimated weighted average amortization period of 2.7 years.
The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

Three Months Ended March 31,
	2025	2024
Expected term (years)	5.5 - 6.0	6.0 - 6.1
Expected volatility	84.6 - 86.0%	87.3 - 87.9%
Risk-free interest rate	4.4 - 4.5%	4.0 - 4.1%
Expected dividend yield	—	—
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
Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of March 31, 2025, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.
Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of March 31, 2025.
In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of March 31, 2025, the Company had an unbilled receivable of $1.7 million representing reimbursement for payments made by the Company that is yet to be billed or due. The unbilled receivable amount was included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet. In connection with the cost-sharing arrangement with Everest, no contra research and development expense was recognized for the three months ended March 31, 2025, and $0.8 million was recognized as contra research and development expense for the three months ended March 31, 2024.
In October 2024, the Company made the strategic decision to terminate the PALIZADE study and focus clinical development efforts of zetomipzomib in autoimmune hepatitis, or AIH. The termination does not change Everest’s payment obligation under the Everest License Agreement.

11. Income Taxes
No provision for income taxes was recorded for the three months ended March 31, 2025 and 2024, respectively. Deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
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
12. Net Loss Per Share
Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(16,556)	$(21,658)
Denominator:
Weighted-average shares of common stock outstanding	7,305,658	7,279,991
Net loss per share, basic and diluted	$(2.27)	$(2.98)
Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common share equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.
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
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	2,035,773	1,557,815
Restricted stock units subject to future vesting	8,451	19,713
Total	2,044,224	1,577,528

13. Segment Reporting
The Company operates and manages its business as one operating segment, which primarily focuses on developing novel small molecule therapeutics to treat unmet medical needs in immune-mediated diseases. The Company's Chief Executive Officer serves as the Company’s Chief Operating Decision Maker, who reviews condensed consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The following table represents selected financial information for our segment for the three months ended March 31, 2025 and 2024, in thousands:

	Three Months Ended March 31,
	2025	2024
Internal costs
Total salary / benefits	$5,394	$5,324
External costs by program
Zetomipzomib	6,091	9,699
KZR-261	684	1,430
Other protein secretion discovery programs	—	249
General and administrative	2,430	3,315
Other segment items (1)	3,030	3,694
Total operating expenses	17,629	23,711
Loss from operations	(17,629)	(23,711)
Interest income	1,420	2,453
Interest expense	(347)	(400)
Consolidated segment net loss	$(16,556)	$(21,658)
(1) Other segment items include stock-based compensation expense, depreciation and amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 25, 2025, or the Annual Report.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $16.6 million and $21.7 million for the three months ended March 31, 2025 and 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2025, we had an accumulated deficit of $451.1 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:
•continue the ongoing and planned development of zetomipzomib;
•seek to develop additional product candidates, including preclinical studies and clinical trials for such product candidates;
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
•the costs related to production of clinical supplies; and
•facilities and other allocated expenses, which include expenses for rent and facility-related costs and supplies.
We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers.
The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Research and development expenses by program:
Zetomipzomib	$11.2	$13.8
KZR-261	1.0	3.2
Protein Secretion	—	0.2
Total research and development expenses	$12.2	$17.2

In August 2024, we made the strategic decision to halt enrollment in our Phase 1 clinical trial of KZR-261 and discontinue development of this product candidate. In October 2024, we made the strategic decision to terminate the PALIZADE Phase 2b clinical trial in patients with active LN and focus our clinical development efforts on zetomipzomib for the treatment of AIH. While our research and development expenses decreased due to our strategic focus, we expect these expenses to remain stable for the foreseeable future even as zetomipzomib advances into later stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and expenses for outside professional services, including legal, human resources, information technology and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. We may incur additional expenses to support the growth of our business.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(dollars in millions)	2025	2024	$ Change
Operating expenses:
Research and development	$12.2	$17.2	$(5.0)
General and administrative	5.5	6.5	(1.0)
Total operating expenses	17.7	23.7	(6.0)
Loss from operations	(17.7)	(23.7)	6.0
Interest income	1.4	2.4	(1.0)
Interest expense	(0.3)	(0.4)	0.1
Net loss	$(16.6)	$(21.7)	$5.1
Research and Development Expenses
Research and development expenses decreased by $5.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decline was primarily attributable to a decrease of $3.4 million in clinical expenses resulting from our strategic decision to terminate the PALIZADE trial in October 2024 and the completion of the main study of PORTOLA trial, a decrease in $1.0 million in manufacturing expenses related to the timing of drug manufacturing runs, a decrease of $0.5 million in facility-related expenses and a decrease of $0.1 million in consulting expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was mainly due to a decrease of $0.7 million in stock-based compensation and personnel-related expenses and a decrease of $0.3 million in legal and professional services.

Interest Income
Interest income decreased by $1.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities.
Interest Expense
Interest expense was decreased by $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in interest rates and the repayments of loan principal starting January 2025. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $114.4 million in cash, cash equivalents and marketable securities. As of March 31, 2025, our cash equivalents and marketable securities had an average maturity of approximately three months and the longest maturity was nine months.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $16.6 million for the three months ended March 31, 2025, and we had an accumulated deficit of $451.1 million as of March 31, 2025.
We believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
Debt Facility
In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of March 31, 2025, we declined these tranches in borrowing capacity available to us under the Loan Agreement. Refer to Note 7 to our condensed consolidated financial statements for additional information.
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
Our material cash requirements as of March 31, 2025 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of March 31, 2025, we have $9.8 million payable within 12 months, inclusive of interest payments on Term Loan. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.
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
Cash Flows
The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

(dollars in millions)	(unaudited)
Net cash used in operating activities	$(17.2)	$(22.9)
Net cash provided by investing activities	$13.7	$20.4
Net cash used in financing activities	$(1.3)	$—
Cash Flows from Operating Activities
During the three months ended March 31, 2025, cash used in operating activities was $17.2 million, which consisted of a net loss of $16.6 million and a net change of $3.1 million in our net operating assets and liabilities, adjusted by non-cash charges of $2.5 million. The non-cash charges consisted of $2.8 million for stock-based compensation expense, $0.3 million for depreciation and amortization, and $0.2 million of non-cash interest expense, offset by $0.7 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $1.0 million in prepaid expenses, other current assets and other assets driven by the decrease in advance for clinical-related costs, a decrease of $0.6 million in operating lease asset and liabilities, and a decrease of $3.6 million in accounts payable and accrued liabilities due to decreased clinical expenditures from the termination of the PALIZADE trial.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $13.7 million for the three months ended March 31, 2025, primarily relating to the maturities of marketable securities.
Net cash provided by investing activities was $20.4 million for the three months ended March 31, 2024, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $1.3 million, primarily from the repayment of principal associated with the Loan Agreement with Oxford Finance.
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
Status as a Smaller Reporting Company and a Non-Accelerated Filer
We are a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Additionally, as a non-accelerated filer, we may continue to take advantage of the exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $114.4 million as of March 31, 2025, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper, corporate debt securities and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2025, our cash equivalents and marketable securities had an average maturity of approximately three months and the longest maturity was nine months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.
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
Approximately $0.6 million of our cash, cash equivalents and marketable securities balance was located in Australia as of March 31, 2025. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Since inception in February 2015, we have incurred significant operating losses. Our net losses were $16.6 million and $21.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $451.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
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
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $114.4 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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
We have invested a significant portion of our time and limited financial and management resources in the development of zetomipzomib and our former product candidates, such as KZR-261. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize zetomipzomib or any future product candidates in a timely manner. For example, in October 2024, we terminated our PALIZADE Phase 2B clinical trial evaluating zetomipzomib in patients with LN to focus our clinical development efforts of zetomipzomib in AIH. This and other resource allocation decisions may cause us to fail to capitalize on profitable market opportunities for our product candidates.
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
The development of a product candidate like zetomipzomib requires significant capital investment. Due to the significant resources required for clinical development, we must focus our research and development efforts on specific indications and decide which development opportunities to pursue and advance for each program. For example, in October 2024, we terminated our global PALIZADE Phase 2b trial evaluating zetomipzomib in patients with LN, after the trial was placed on clinical hold by the FDA and focused our clinical development efforts of zetomipzomib in AIH. Our decisions concerning the allocation of development, management and financial resources may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through strategic transactions, including collaboration, licensing or other royalty arrangements, asset sales, and spin-offs, in cases in which it would have been more advantageous for us to retain ownership and sole development and commercialization rights to such product candidates.
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
•concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
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
We are continuing to manufacture zetomipzomib and placebo in support of our trials. However, if planned or future manufacturing of zetomipzomib fails to meet the quality standards for use in our clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy.
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
Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional congressional action is taken. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on August 16, 2022, the IRA was signed into law, which included a number of significant drug pricing reforms, including (i) the establishment of a drug price negotiation program within HHS that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain high-expenditure, single-source drugs that have been on the market for at least seven years or pay an excise tax for noncompliance, (ii) the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and (iii) a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending is capped at $2,000 beginning in 2025, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations and on January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include (i) directives to reduce agency workforce, (ii) program cuts; (iii) rescinding a prior administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending; (iv) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; and (v) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, directing certain federal agencies to enforce existing law regarding hospital and plan price transparency, and standardizing prices across hospitals and health plans. Additionally, in its June 2024 Loper Bright decision, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, statutory, regulatory and policy changes and global health concerns.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the recent efforts of the current administration to downsize the federal workforce by restructuring the HHS and eliminating positions at the FDA and other federal agencies, may affect the timeliness, completeness, and duration of the FDA review process, including interactions between us and the FDA that could have an adverse effect on our ability to continue development of our product candidate.

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
For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers or as a result of the escalation of tariffs or other trade restrictions. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, and a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnology companies and authorizes the U.S. government to include additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidate and our business operations.
Certain of our clinical supplies are manufactured outside of the U.S. The current administration has recently imposed significant “reciprocal” tariffs in imports from other countries, including Canada, China and Mexico, which have prompted retaliatory measures from several countries and which may further escalate. The imposition of tariffs by the U.S. and any retaliatory trade measures taken in response by other countries could impose additional costs on our clinical supplies, which could adversely effect the development of our product candidate and our business operations.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the “Preventing Access to U.S. Sensitive Personal Data and Government Related Data by Countries of Concern or Covered Persons,” which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, and Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
If our information technology systems, or those third parties with whom we work, or other data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; fines and penalties; disruptions or our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2024, the closing price of our common stock on The Nasdaq Capital Market ranged from $10.50 per share to $5.30 per share, as adjusted for our October 2024 one-for-ten reverse stock split, or Reverse Stock Split. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. The Russia-Ukraine and the Israel-Hamas wars and related regional tensions have added to the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation, the imposition of tariffs in the U.S. and abroad, and other macroeconomic pressures in the U.S. and globally could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.
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
Based upon our shares of our common stock outstanding as of March 31, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 42% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our stock price may be more volatile.
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
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
________________________
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

Kezar Life Sciences, Inc. (Registrant)

Date: May 13, 2025	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial Officer)