Form 10-Q
period 2025-06-30
Kezar Life Sciences, Inc.
filed 2025-08-13
CIK 1645666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, the registrant had 7,323,106 shares of common stock, $0.001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,367	$41,749
Marketable securities	66,482	90,496
Prepaid expenses and other current assets	3,853	5,243
Total current assets	104,702	137,488
Property and equipment, net	2,407	2,893
Operating lease right-of-use asset	1,340	1,886
Other assets	674	2,415
Total assets	$109,123	$144,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,157	$3,651
Accrued and other current liabilities	4,107	7,935
Operating lease liabilities, current	3,808	3,526
Debt, current	5,293	5,217
Total current liabilities	14,365	20,329
Operating lease liabilities, noncurrent	344	2,326
Debt, noncurrent	2,628	5,111
Total liabilities	17,337	27,766
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of June 30, 2025 (unaudited) and December 31, 2024; 7,315,931 and 7,303,629 shares issued and outstanding as of June 30, 2025 (unaudited) and December 31, 2024, respectively	7	7
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2025 (unaudited) and December 31, 2024	—	—
Additional paid-in capital	556,805	551,570
Accumulated other comprehensive loss	(267)	(162)
Accumulated deficit	(464,759)	(434,499)
Total stockholders' equity	91,786	116,916
Total liabilities and stockholders' equity	$109,123	$144,682
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	9,583	16,298	$21,763	$33,470
General and administrative	5,016	5,603	10,465	12,142
Restructuring and impairment charges	—	1,482	—	1,482
Total operating expenses	14,599	23,383	32,228	47,094
Loss from operations	(14,599)	(23,383)	(32,228)	(47,094)
Interest income	1,197	2,237	2,617	4,690
Interest expense	(302)	(401)	(649)	(801)
Net loss	$(13,704)	$(21,547)	$(30,260)	$(43,205)
Net loss per common share, basic and diluted	$(1.87)	$(2.96)	$(4.14)	$(5.93)
Weighted-average shares used to compute net loss per common share, basic and diluted	7,311,032	7,284,587	7,308,360	7,282,289
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(13,704)	$(21,547)	$(30,260)	$(43,205)
Other comprehensive income (loss):
Foreign currency translation adjustments	32	14	37	(15)
Unrealized loss on marketable securities	(67)	(44)	(142)	(240)
Total other comprehensive loss, net of tax	(35)	(30)	(105)	(255)
Comprehensive loss	$(13,739)	$(21,577)	$(30,365)	$(43,460)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2024	7,303,629	$7	$551,570	$(162)	$(434,499)	$116,916
Issuance of common stock under employee stock incentive plans	2,171	—	—	—	—	—
Stock-based compensation expense	—	—	2,779	—	—	2,779
Other comprehensive loss	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(16,556)	(16,556)
Balance as of March 31, 2025	7,305,800	$7	$554,349	$(232)	$(451,055)	$103,069
Issuance of common stock under employee stock incentive plans	10,131	—	35	—	—	35
Stock-based compensation expense	—	—	2,421	—	—	2,421
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(13,704)	(13,704)
Balance as of June 30, 2025	7,315,931	$7	$556,805	$(267)	$(464,759)	$91,786

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2023	7,277,908	$7	$538,456	$(130)	$(350,763)	$187,570
Issuance of common stock under employee stock incentive plans	2,228	—	—	—	—	—
Stock-based compensation expense	—	—	3,434	—	—	3,434
Other comprehensive loss	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(21,658)	(21,658)
Balance as of March 31, 2024	7,280,136	$7	$541,890	$(355)	$(372,421)	$169,121
Issuance of common stock under employee stock incentive plans	8,618	—	56	—	—	56
Stock-based compensation expense	—	—	3,085	—	—	3,085
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(21,547)	(21,547)
Balance as of June 30, 2024	7,288,754	$7	$545,031	$(385)	$(393,968)	$150,685
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,260)	$(43,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	521
Stock-based compensation	5,200	6,519
Amortization of premiums and discounts on marketable securities	(1,275)	(2,902)
Amortization of debt discount and issuance costs and other non-cash interest	201	129
Impairment loss of right-of-use asset	—	1,549
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,390	2,143
Other assets	1,741	(927)
Accounts payable, accrued and other current liabilities	(6,322)	(3,106)
Operating lease assets and liabilities	(1,154)	(614)
Net cash used in operating activities	(29,985)	(39,893)
Cash flows from investing activities:
Purchases of property and equipment	(8)	—
Purchases of marketable securities	(28,334)	(52,126)
Maturities of marketable securities	53,481	84,750
Net cash provided by investing activities	25,139	32,624
Cash flows from financing activities:
Repayment of loan principal	(2,608)	—
Proceeds from issuance of common stock under employee stock incentive plans	35	56
Net cash (used in) provided by financing activities	(2,573)	56
Effect of exchange rate changes on cash and cash equivalents	37	(4)
Net decrease in cash and cash equivalents	(7,382)	(7,217)
Cash and cash equivalents at the beginning of period	41,749	35,493
Cash and cash equivalents at the end of period	$34,367	$28,276
Supplemental disclosures
Cash paid for interest	$448	$672
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
Liquidity
Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates. The Company’s ultimate success depends on the outcome of these ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $464.8 million as of June 30, 2025. The Company expects to incur additional losses in the future to conduct research and development and will need to raise additional capital to fully implement management’s business plan, either through the issuance of additional equity, including through at-the-market offerings, or potentially through borrowings, strategic alliances with partner companies and other licensing transactions, such as our collaboration with Everest Medicines II (HK) Limited (“Everest”). However, if financing is not available at adequate levels, the Company may need to reevaluate its operating plans. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2025 (the “Annual Report”), and there have been no material changes to such policies during the six months ended June 30, 2025.
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
Unaudited Condensed Consolidated Financial Statements
The accompanying financial information as of June 30, 2025 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.

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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of June 30, 2025 or December 31, 2024.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Commercial paper	$2,496	$—	$2,496	$—
U.S. Treasury securities	997	997	—	—
U.S. Treasury money market funds	30,282	30,282	—	—
Marketable securities:
Commercial paper	34,591	—	34,591	—
Corporate debt securities	4,014	—	4,014	—
U.S. Treasury securities	22,881	22,881	—	—
U.S. government agency bonds	4,996	—	4,996	—
Total	$100,257	$54,160	$46,097	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Commercial paper	$3,963	$—	$3,963	$—
U.S. Treasury money market funds	37,177	37,177	—	—
Marketable securities:
Commercial paper	42,919	—	42,919	—
Corporate debt securities	15,194	—	15,194	—
U.S. Treasury securities	27,391	27,391	—	—
U.S. government agency bonds	4,992	—	4,992	—
Total	$131,636	$64,568	$67,068	$—

4. Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,496	$—	$—	$2,496
U.S. Treasury securities	997	—	—	997
U.S. Treasury money market funds	30,282	—	—	30,282
Marketable securities:
Commercial paper	34,594	3	(6)	34,591
Corporate debt securities	4,013	1	—	4,014
U.S. Treasury securities	22,877	9	(5)	22,881
U.S. government agency bonds	4,993	3	—	4,996
Total	$100,252	$16	$(11)	$100,257
Cash				592
Total cash, cash equivalent and marketable securities				$100,849

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$3,962	$1	$—	$3,963
U.S. Treasury money market funds	37,177	—	—	37,177
Marketable securities:
Commercial paper	42,872	69	(22)	42,919
Corporate debt securities	15,165	29	—	15,194
U.S. Treasury securities	27,340	51	—	27,391
U.S. government agency bonds	4,972	20	—	4,992
Total	$131,488	$170	$(22)	$131,636
Cash				609
Total cash, cash equivalent and marketable securities				$132,245
The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of June 30, 2025 and December 31, 2024.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$21,949	$(6)	$15,880	$(22)
U.S. Treasury securities	14,139	(5)	—	—
Total	$36,088	$(11)	$15,880	$(22)
The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes and intends to hold these marketable securities to their maturities.
The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of June 30, 2025. There were no sales of available-for-sale securities in any of the periods presented.
As of June 30, 2025, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

Available-for-sale securities maturing in:	Amortized Cost	Estimated Fair Value
One year or less	$100,252	$100,257
Total available-for-sale securities	$100,252	$100,257

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Advance for clinical-related costs, current	$695	$3,380
Unbilled receivable from Everest, current (Note 10)	1,741	—
Licenses, dues and subscriptions	580	514
Advance for manufacturing contract	383	236
Insurance	18	574
Interest receivable	254	424
Others	182	115
Total prepaid expenses and other current assets	$3,853	$5,243
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$3,488	$3,488
Furniture, laboratory and office equipment	5,573	5,565
Computer equipment	285	285
Total property and equipment	9,346	9,338
Less: accumulated depreciation and amortization	(6,939)	(6,445)
Property and equipment, net	$2,407	$2,893
Depreciation expense was $0.2 million and $0.5 million for each of the three and six months ended June 30, 2025, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Unbilled receivable from Everest, noncurrent (Note 10)	$—	$1,741
Deposits for operating lease	674	674
Total other assets	$674	$2,415
Accrued and Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued clinical costs	$1,528	$4,212
Accrued employee-related costs	1,740	2,716
Accrued preclinical and research costs	730	841
Accrued professional services	63	111
Other	46	55
Total accrued liabilities	$4,107	$7,935

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
Information related to the Company’s lease liabilities were as follows (in thousands):

	Three months ended June 30, 2025	Six months ended June 30, 2025
Cash paid for operating lease liabilities	$867	$1,700
Operating lease costs	416	847
Variable lease costs	436	700

Maturities of lease liabilities as of June 30, 2025 were as follows:
Less than 12 months	$4,095
13 - 24 months	347
Total undiscounted lease payments	4,442
Less: imputed interest	(290)
Total lease liabilities	$4,152

Operating lease liabilities, current	$3,808
Operating lease liabilities, noncurrent	344
Total operating lease liabilities	$4,152
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
The Loan Agreement also includes subjective acceleration clauses that permit the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of June 30, 2025, the Company is in compliance with all covenants in the Loan Agreement.
Interest expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the debt balance are as follows:

	June 30, 2025	December 31, 2024
Principal loan balance	$7,391	$10,000
Unamortized debt discount and issuance costs	(82)	(135)
Cumulative accretion of final fee	536	463
Accrued interest expense	76	—
	$7,921	$10,328

Debt, current	$5,293	$5,217
Debt, noncurrent	2,628	5,111
Debt, net	$7,921	$10,328
As of June 30, 2025, the estimated future principal payments due were as follows:

Years Ending December 31,
2025	$2,609
2026	4,782
Total	$7,391
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
As of June 30, 2025, options to purchase 107,791 shares of common stock were outstanding and 192,209 shares were available for future issuance under the Inducement Plan.
2018 Equity Incentive Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of June 30, 2025, options to purchase 1,790,678 shares of common stock and 8,318 RSUs were outstanding, and 124,048 shares were available for future issuance under the 2018 Plan.
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
Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of June 30, 2025, options to purchase 136,325 shares of common stock were outstanding under the 2015 Plan.
2018 Employee Stock Purchase Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 20,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 37,500 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2024, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2025. As of June 30, 2025, 84,996 shares of common stock had been issued under the ESPP and 48,214 shares remained available for future issuance under the ESPP.

The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent offering period beginning on May 16, 2025.
Option Repricing
In July 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $22.80 per share, the closing price of the Common Stock on July 24, 2023. The incremental stock-based compensation expense resulting from the Option Repricing was $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, there was $0.5 million remaining related to the unvested option shares which will be primarily amortized over the remaining requisite service periods through the end of 2026.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,650,390	$19.19	7.4	$105
Options granted	442,700	$6.39
Options cancelled/forfeited	(58,296)	$19.51
Outstanding as of June 30, 2025	2,034,794	$16.40	7.3	$5
Vested and exercisable as of June 30, 2025	1,222,548	$20.39	6.3	$—
The weighted average grant date fair value of options granted during the three and six months ended June 30, 2025 was $3.15 and $4.75 per share, respectively. There were no options exercised during the six months ended June 30, 2025. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.
Performance Option Grants Activities
On July 11, 2024, the Compensation Committee of the Company’s board of directors approved performance-based stock option grants to all employees, except the Chief Executive Officer, under the 2018 Plan. Performance-based stock options will vest upon the achievements of specified clinical trial milestones. The grant-date fair value of these performance-based stock options is calculated using the Black-Scholes option-pricing model. Performance-based stock options are included in the outstanding stock options table above. Stock-based compensation cost related to performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation is recognized until such time as the performance condition is considered probable of being achieved and related compensation cost would be recognized through a cumulative catch-up adjustment in the period of change. Stock-based compensation expenses of $30 thousand and $0.3 million related to performance-based stock options were recognized during the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the non-financial performance criteria for the performance-based option grants have been achieved and consequently those grants are now on the time-based vesting schedules.
Restricted Stock Units Activity
There were no RSUs granted during the six months ended June 30, 2025. One-third of each RSU previously granted vests annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2024	10,916	$90.57
RSUs vested	(2,171)	$96.56
RSUs forfeited	(427)	$79.88
Outstanding as of June 30, 2025	8,318	$89.54
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$760	$915	$1,757	$1,971
General and administrative	1,661	2,170	3,443	4,548
Total stock-based compensation expense	$2,421	$3,085	$5,200	$6,519
As of June 30, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $10.5 million with an estimated weighted average amortization period of 2.5 years.
The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected volatility	83.2 - 83.5%	86.8 - 87.7%	83.2 - 86.0%	86.8 - 87.9%
Risk-free interest rate	4.0%	4.3 - 4.6%	4.0 - 4.5%	4.0 - 4.6%
Expected dividend yield	—	—	—	—
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
Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of June 30, 2025, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.
Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of June 30, 2025.
In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of June 30, 2025, the Company had an unbilled receivable of $1.7 million representing reimbursement for payments made by the Company that is yet to be billed or due. The unbilled receivable amount was included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet. In connection with the cost-sharing arrangement with Everest, no contra research and development expense was recognized for the three and six months ended June 30, 2025, and $1.6 million and $2.4 million was recognized as contra research and development expense for the three and six months ended June 30, 2024, respectively.
In October 2024, the Company made the strategic decision to terminate the PALIZADE study and focus clinical development efforts of zetomipzomib in autoimmune hepatitis, or AIH. The termination does not change Everest’s payment obligation under the Everest License Agreement.

11. Income Taxes
No provision for income taxes was recorded for the three and six months ended June 30, 2025 and 2024. The Company has maintained a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Although the effects of the OBBBA are not reflected in our financial results for the six months ended June 30, 2025, we are currently evaluating its impact.
12. Net Loss Per Share
Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(13,704)	$(21,547)	$(30,260)	$(43,205)
Denominator:
Weighted-average shares of common stock outstanding	7,311,032	7,284,587	7,308,360	7,282,289
Net loss per share, basic and diluted	$(1.87)	$(2.96)	$(4.14)	$(5.93)
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
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Stock options to purchase common stock	2,034,794	1,525,517
Restricted stock units subject to future vesting	8,318	18,524
Total	2,043,112	1,544,041

13. Segment Reporting
The Company operates and manages its business as one operating segment, which primarily focuses on developing novel small molecule therapeutics to treat unmet medical needs in immune-mediated diseases. The Company's Chief Executive Officer serves as the Company’s Chief Operating Decision Maker, who reviews condensed consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The following table represents selected financial information for our segment for the three and six months ended June 30, 2025 and 2024, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Internal costs
Total salary / benefits	$5,204	$5,369	$10,598	$10,761
External costs by program
Zetomipzomib	4,133	8,531	10,223	18,224
KZR-261	343	1,913	1,028	3,342
Other protein secretion discovery programs	—	39	—	288
General and administrative	2,255	2,637	4,685	5,892
Other segment items (1)	2,664	4,894	5,694	8,587
Total operating expenses	14,599	23,383	32,228	47,094
Loss from operations	(14,599)	(23,383)	(32,228)	(47,094)
Interest income	1,197	2,237	2,617	4,690
Interest expense	(302)	(401)	(649)	(801)
Consolidated segment net loss	$(13,704)	$(21,547)	$(30,260)	$(43,205)
(1) Other segment items include stock-based compensation expense, depreciation and amortization and in 2024, an impairment loss of ROU asset.

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
In July 2025, the Division of Hepatology and Nutrition of the U.S. Food and Drug Administration, or FDA, removed the partial clinical hold on the completed PORTOLA Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis or AIH. We submitted a Type C meeting request to the FDA to meet during the fourth quarter of 2025 to discuss the AIH development plan for zetomipzomib.
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $30.3 million and $43.2 million for the six months ended June 30, 2025 and 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2025, we had an accumulated deficit of $464.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.
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

The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$9.0	$12.9	$20.2	$26.7
KZR-261	0.6	3.4	1.6	6.5
Protein Secretion	—	—	—	0.3
Total research and development expenses	$9.6	$16.3	$21.8	$33.5
In August 2024, we made the strategic decision to halt enrollment in our Phase 1 clinical trial of KZR-261 and discontinue development of this product candidate. In October 2024, we made the strategic decision to terminate the PALIZADE Phase 2b clinical trial in patients with active LN and focus our clinical development efforts on zetomipzomib for the treatment of AIH. While our research and development expenses decreased due to our strategic focus, we expect these expenses to remain stable in the near term and then increase as zetomipzomib advances into later stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
(dollars in millions)	2025	2024	$ Change
Operating expenses:
Research and development	$9.6	$16.3	$(6.7)
General and administrative	5.0	5.6	(0.6)
Restructuring and impairment charges	—	1.5	(1.5)
Total operating expenses	14.6	23.4	(8.8)
Loss from operations	(14.6)	(23.4)	8.8
Interest income	1.2	2.3	(1.1)
Interest expense	(0.3)	(0.4)	0.1
Net loss	$(13.7)	$(21.5)	$7.8

Research and Development Expenses
Research and development expenses decreased by $6.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decline was primarily attributable to a decrease of $6.0 million in clinical expenses resulting from our strategic decision to terminate the PALIZADE trial in October 2024 and the completion of the PORTOLA trial, a decrease in $0.4 million in stock-based compensation and personnel-related expenses and a decrease of $0.3 million in facility-related expenses.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease in stock-based compensation and personnel-related expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges decreased by $1.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily attributed to the ROU asset impairment charge in 2024 related to the vacated floor in our leased office facility as the estimated future cash flow from sublease income was zero due to then-current market conditions.
Interest Income
Interest income decreased by $1.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities and lower interest rates.
Interest Expense
Interest expense decreased by $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease in interest rates and the repayments of loan principal that started in January 2025. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.
Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
(dollars in millions)	2025	2024	$ Change
Operating expenses:
Research and development	$21.8	$33.5	$(11.7)
General and administrative	10.5	12.1	(1.6)
Restructuring and impairment charges	—	1.5	(1.5)
Total operating expenses	32.2	47.1	(14.9)
Loss from operations	(32.2)	(47.1)	14.9
Interest income	2.6	4.7	(2.1)
Interest expense	(0.6)	(0.8)	0.2
Net loss	$(30.3)	$(43.2)	$12.9
Research and Development Expenses
Research and development expenses decreased by $11.7 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease of $9.4 million in clinical expenses resulting from our strategic decision to terminate the PALIZADE trial in October 2024 and the completion of the PORTOLA trial, a decrease of $1.1 million in manufacturing expenses related to the timing of drug manufacturing runs, a decrease of $0.8 million in facility-related expenses and a decrease of $0.4 million in stock-based compensation and personnel-related expenses.
General and Administrative Expenses

General and administrative expenses decreased by $1.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease of $1.1 million in stock-based compensation, a decrease of $0.2 million in legal and professional services and a decrease of $0.2 million in facility-related expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges decreased by $1.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily attributed to the ROU asset impairment charge in 2024 related to the vacated floor in our leased office facility as the estimated future cash flow from sublease income was zero due to then-current market conditions.
Interest Income
Interest income decreased by $2.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities and lower interest rates.
Interest Expense
Interest expense was $0.6 million for the six months ended June 30, 2025, compared to $0.8 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in interest rates and the repayments of loan principal starting January 2025. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.
Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $100.8 million in cash, cash equivalents and marketable securities. As of June 30, 2025, our cash equivalents and marketable securities had an average maturity of approximately two months and the longest maturity was six months.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $30.3 million for the six months ended June 30, 2025, and we had an accumulated deficit of $464.8 million as of June 30, 2025.
We believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
Debt Facility
In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. As of June 30, 2025, we declined these tranches in borrowing capacity available to us under the Loan Agreement. Refer to Note 7 to our condensed consolidated financial statements for additional information.
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
Further, our operating plan may change, and we will need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.
Our material cash requirements as of June 30, 2025 primarily relate to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of June 30, 2025, we have $9.7 million payable within 12 months, inclusive of interest payments on Term Loan. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.
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

Cash Flows
The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

(dollars in millions)	(unaudited)
Net cash used in operating activities	$(30.0)	$(39.9)
Net cash provided by investing activities	$25.1	$32.6
Net cash (used in) provided by financing activities	$(2.6)	$0.1
Cash Flows from Operating Activities
During the six months ended June 30, 2025, cash used in operating activities was $30.0 million, which consisted of a net loss of $30.3 million and a net change of $4.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $4.6 million. The non-cash charges consisted of $5.2 million for stock-based compensation expense, $0.5 million for depreciation and amortization, and $0.2 million of non-cash interest expense, offset by $1.3 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $3.1 million in prepaid expenses, other current assets and other assets driven by the decrease in advance for clinical-related costs, a decrease of $1.2 million in operating lease asset and liabilities, and a decrease of $6.3 million in accounts payable and accrued liabilities due to decreased clinical expenditures from the termination of the PALIZADE trial.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $25.1 million for the six months ended June 30, 2025, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
Net cash provided by investing activities was $32.6 million for the six months ended June 30, 2024, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $2.6 million, primarily from the repayment of principal associated with the Loan Agreement with Oxford Finance.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $100.8 million as of June 30, 2025, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper, corporate debt securities and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2025, our cash equivalents and marketable securities had an average maturity of approximately two months and the longest maturity was six months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.
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
Approximately $0.6 million of our cash, cash equivalents and marketable securities balance was located in Australia as of June 30, 2025. Our expenses, except those related to our Australian operations, are generally denominated in U.S. dollars. For our operations in Australia, the majority of the expenses are denominated in Australian dollars. To date, we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our consolidated financial results.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or terminate our product development program or other operations.
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
Since inception in February 2015, we have incurred significant operating losses. Our net losses were $30.3 million and $43.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $464.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
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
We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We may need to eventually transition from a company with a development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.
We will require substantial additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or terminate our product development program or other operations.
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
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $100.8 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we will need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.

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
If we do not raise additional capital in sufficient amounts, or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will harm our business, operating results and prospects.
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
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. Most recently, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law in the United States which contains a broad range of tax reform provisions affecting business. We are evaluating the full effects of the legislation and currently do not expect the OBBBA to have a material impact on our consolidated financial statements. However, to the extent that such this or other legislative changes have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, our business, financial condition, results of operations, and cash flows may be adversely affected.
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
Our product candidates will require clinical testing before we are prepared to submit an NDA for regulatory approval. The clinical trial process is expensive, time consuming, difficult to design and implement, and subject to uncertainty. We estimate that the successful completion of clinical trials of our product candidates will take several years to complete. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA may not agree with our proposed study design for the next clinical trial of zetomipzomib in AIH, which would delay commencement of our next clinical trial. We may design the inclusion and exclusion criteria for trial participation too narrowly, which would make it difficult to find and enroll patients for our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goal of containing healthcare costs. For example, on July 4, 2025, the annual reconciliation bill, the OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
Other legislative efforts include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional congressional action is taken. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. More recently, on August 16, 2022, the IRA was signed into law, which included a number of significant drug pricing reforms, including (i) the establishment of a drug price negotiation program within HHS that would require pharmaceutical manufacturers to charge a negotiated “maximum fair price” for certain high-expenditure, single-source drugs that have been on the market for at least seven years or pay an excise tax for noncompliance, (ii) the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and (iii) a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs and Part D beneficiaries’ annual out-of-pocket spending is capped at $2,000 beginning in 2025, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations and on January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (i) directives to reduce agency workforce and cut programs; (ii) rescinding a prior administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending; (iii) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (iv) directing HHS, other agencies and pharmaceutical manufacturers to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (v) imposing tariffs on imported pharmaceutical products; and (vi) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency, and standardizing prices across hospitals and health plans. Additionally, in its June 2024 Loper Bright decision, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. The Russia-Ukraine and the Israel-Hamas wars and related regional tensions added to the volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation, the imposition of tariffs in the U.S. and abroad, and other macroeconomic pressures in the U.S. and globally could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions, whether driven by trade tensions, political disagreements, or regulatory concerns may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.
A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, increased from 2021 to 2023 to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Based upon our shares of our common stock outstanding as of June 30, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 43% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the SEC on June 26, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as inline XBRL and contained in Exhibit 101.
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

Kezar Life Sciences, Inc. (Registrant)

Date: August 13, 2025	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial Officer)