Form 10-Q
period 2025-09-30
Kezar Life Sciences, Inc.
filed 2025-11-12
CIK 1645666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2025, the registrant had 7,323,156 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:
•our exploration of strategic alternatives to maximize stockholder value, in a timely manner or at all, and whether we will be able to obtain sufficient funding to complete this process and whether any such transactions would generate value for stockholders;
•our plans to develop and commercialize our product candidates;
•the initiation, timing, progress and expected results of future clinical trials and our research and development programs;
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
Unless the context otherwise requires, the terms “Kezar,” “Kezar Life Sciences,” “the Company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to Kezar Life Sciences, Inc. and our former wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd. Kezar Life Sciences Australia Pty Ltd., which was legally dissolved as of September 29, 2025, was a private limited company, registered in Australia.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,935	$41,749
Marketable securities	51,281	90,496
Prepaid expenses and other current assets	4,285	5,243
Total current assets	94,501	137,488
Property and equipment, net	2,175	2,893
Operating lease right-of-use asset	1,050	1,886
Other assets	—	2,415
Total assets	$97,726	$144,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$911	$3,651
Accrued and other current liabilities	3,927	7,935
Operating lease liabilities, current	3,259	3,526
Debt, current	5,279	5,217
Total current liabilities	13,376	20,329
Operating lease liabilities, noncurrent	—	2,326
Debt, noncurrent	1,374	5,111
Total liabilities	14,750	27,766
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of September 30, 2025 (unaudited) and December 31, 2024; 7,323,106 and 7,303,629 shares issued and outstanding as of September 30, 2025 (unaudited) and December 31, 2024, respectively	7	7
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2025 (unaudited) and December 31, 2024	—	—
Additional paid-in capital	558,941	551,570
Accumulated other comprehensive income (loss)	14	(162)
Accumulated deficit	(475,986)	(434,499)
Total stockholders' equity	82,976	116,916
Total liabilities and stockholders' equity	$97,726	$144,682
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	6,914	16,242	$28,677	$49,712
General and administrative	4,801	5,706	15,266	17,848
Restructuring and impairment charges	—	—	—	1,482
Total operating expenses	11,715	21,948	43,943	69,042
Loss from operations	(11,715)	(21,948)	(43,943)	(69,042)
Interest income	1,026	2,038	3,643	6,728
Other expenses	(538)	(403)	(1,187)	(1,204)
Net loss	$(11,227)	$(20,313)	$(41,487)	$(63,518)
Net loss per common share, basic and diluted	$(1.53)	$(2.78)	$(5.67)	$(8.72)
Weighted-average shares used to compute net loss per common share, basic and diluted	7,323,106	7,296,222	7,313,329	7,286,967
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,227)	$(20,313)	$(41,487)	$(63,518)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	27	28	12
Reclassification of cumulative currency translation loss to other expenses	282	—	282	—
Unrealized gain (loss) on marketable securities	8	465	(134)	225
Total other comprehensive income, net of tax	281	492	176	237
Comprehensive loss	$(10,946)	$(19,821)	$(41,311)	$(63,281)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2024	7,303,629	$7	$551,570	$(162)	$(434,499)	$116,916
Issuance of common stock under employee stock incentive plans	2,171	—	—	—	—	—
Stock-based compensation expense	—	—	2,779	—	—	2,779
Other comprehensive loss	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(16,556)	(16,556)
Balance as of March 31, 2025	7,305,800	$7	$554,349	$(232)	$(451,055)	$103,069
Issuance of common stock under employee stock incentive plans	10,131	—	35	—	—	35
Stock-based compensation expense	—	—	2,421	—	—	2,421
Other comprehensive loss	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(13,704)	(13,704)
Balance as of June 30, 2025	7,315,931	$7	$556,805	$(267)	$(464,759)	$91,786
Issuance of common stock under employee stock incentive plans	7,175	—	—	—	—	—
Stock-based compensation expense	—	—	2,136		—	2,136
Other comprehensive income	—	—	—	281	—	281
Net loss	—	—	—	—	(11,227)	(11,227)
Balance as of September 30, 2025	7,323,106	$7	$558,941	$14	$(475,986)	$82,976

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2023	7,277,908	$7	$538,456	$(130)	$(350,763)	$187,570
Issuance of common stock under employee stock incentive plans	2,228	—	—	—	—	—
Stock-based compensation expense	—	—	3,434	—	—	3,434
Other comprehensive loss	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(21,658)	(21,658)
Balance as of March 31, 2024	7,280,136	$7	$541,890	$(355)	$(372,421)	$169,121
Issuance of common stock under employee stock incentive plans	8,618	—	56	—	—	56
Stock-based compensation expense	—	—	3,085	—	—	3,085
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(21,547)	(21,547)
Balance as of June 30, 2024	7,288,754	$7	$545,031	$(385)	$(393,968)	$150,685
Issuance of common stock under employee stock incentive plans	7,468	—	—	—	—	—
Stock-based compensation expense	—	—	3,185	—	—	3,185
Other comprehensive income	—	—	—	492	—	492
Net loss	—	—	—	—	(20,313)	(20,313)
Balance as of September 30, 2024	7,296,222	$7	$548,216	$107	$(414,281)	$134,049
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,487)	$(63,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	721	781
Stock-based compensation	7,336	9,704
Amortization of premiums and discounts on marketable securities	(1,769)	(4,128)
Amortization of debt discount and issuance costs and other non-cash interest	238	193
Impairment loss of right-of-use asset	—	1,549
Reclassification of currency translation loss	282	—
Gain on disposition of fixed assets	(4)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	958	(2,413)
Other assets	2,415	3,180
Accounts payable, accrued and other current liabilities	(6,748)	(1,607)
Operating lease assets and liabilities	(1,757)	(1,128)
Net cash used in operating activities	(39,815)	(57,387)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(18)
Proceeds from sale of fixed assets	9	—
Purchases of marketable securities	(42,631)	(72,102)
Maturities of marketable securities	83,481	128,804
Net cash provided by investing activities	40,851	56,684
Cash flows from financing activities:
Repayment of loan principal	(3,913)	—
Proceeds from issuance of common stock under employee stock incentive plans	35	56
Net cash (used in) provided by financing activities	(3,878)	56
Effect of exchange rate changes on cash and cash equivalents	28	12
Net decrease in cash and cash equivalents	(2,814)	(635)
Cash and cash equivalents at the beginning of period	41,749	35,493
Cash and cash equivalents at the end of period	$38,935	$34,858
Supplemental disclosures
Cash paid for interest	$667	$1011
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
Liquidity
Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $476.0 million as of September 30, 2025. Management believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.
In October 2025, the Company announced plans to explore a full range of strategic alternatives focused on maximizing stockholder value. If the process for evaluating strategic alternatives does not result in the Company consummating a transaction or any other strategic outcome, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
On November 6, 2025, the Company reduced its workforce by approximately 70% in connection with its strategic review process. The Company estimates that it will incur cash expenditures of approximately $6.0 million, consisting primarily of one-time severance payments, benefits and other related costs. The Company expects to recognize the majority of such costs in the fourth quarter of 2025. The Company expects to incur additional losses in the future to fund its operations as it evaluates strategic alternatives. Failure to manage discretionary spending during this time may adversely impact the Company’s ability to achieve its intended business objectives.
2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2025 (the “Annual Report”), and there have been no material changes to such policies during the nine months ended September 30, 2025.
Basis of Presentation and Consolidation
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the Company’s accounts and those of its former wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd., a proprietary company limited by shares, which was dissolved as of September 29, 2025. All intercompany balances and transactions have been eliminated upon consolidation.
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
Unaudited Condensed Consolidated Financial Statements
The accompanying financial information as of September 30, 2025 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.
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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of September 30, 2025 or December 31, 2024.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Commercial paper	$2,489	$—	$2,489	$—
U.S. Treasury securities	1,988	1,988	—	—
U.S. Treasury money market funds	29,493	29,493	—	—
U.S. government agency bonds	4,965	—	4,965	—
Marketable securities:
Commercial paper	34,787	—	34,787	—
Corporate debt securities	4,004	—	4,004	—
U.S. Treasury securities	12,490	12,490	—	—
Total	$90,216	$43,971	$46,245	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
Commercial paper	$3,963	$—	$3,963	$—
U.S. Treasury money market funds	37,177	37,177	—	—
Marketable securities:
Commercial paper	42,919	—	42,919	—
Corporate debt securities	15,194	—	15,194	—
U.S. Treasury securities	27,391	27,391	—	—
U.S. government agency bonds	4,992	—	4,992	—
Total	$131,636	$64,568	$67,068	$—

4. Available-for-Sale Securities
The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,489	$—	$—	$2,489
U.S. Treasury securities	1,988	—	—	1,988
U.S. Treasury money market funds	29,493	—	—	29,493
U.S. government agency bonds	4,965	—	—	4,965
Marketable securities:
Commercial paper	34,776	11		34,787
Corporate debt securities	4,004	—	—	4,004
U.S. Treasury securities	12,487	3	—	12,490
Total cash equivalent and marketable securities	$90,202	$14	$—	$90,216

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$3,962	$1	$—	$3,963
U.S. Treasury money market funds	37,177	—	—	37,177
Marketable securities:
Commercial paper	42,872	69	(22)	42,919
Corporate debt securities	15,165	29	—	15,194
U.S. Treasury securities	27,340	51	—	27,391
U.S. government agency bonds	4,972	20	—	4,992
Total	$131,488	$170	$(22)	$131,636
Cash				609
Total cash, cash equivalent and marketable securities				$132,245

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of September 30, 2025 and December 31, 2024.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Less than 12 consecutive months		Less than 12 consecutive months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$—	$—	$15,880	$(22)
Total	$—	$—	$15,880	$(22)
The Company believes that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes and intends to hold these marketable securities to their maturities.
The Company currently does not intend to sell these securities prior to maturity, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of September 30, 2025. There were no sales of available-for-sale securities in any of the periods presented.
As of September 30, 2025, the amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are shown below (in thousands):

Available-for-sale securities maturing in:	Amortized Cost	Estimated Fair Value
One year or less	$90,202	$90,216
Total available-for-sale securities	$90,202	$90,216
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Advance for clinical-related costs, current	$219	$3,380
Licenses, dues and subscriptions	415	514
Advance for manufacturing contract	—	236
Insurance	699	574
Interest receivable	261	424
Unbilled receivable from Everest, current (Note 10)	1,741	—
Deposits for operating lease	674	—
Others	276	115
Total prepaid expenses and other current assets	$4,285	$5,243
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$3,488	$3,488
Furniture, laboratory and office equipment	5,549	5,565
Computer equipment	285	285
Total property and equipment	9,322	9,338
Less: accumulated depreciation and amortization	(7,147)	(6,445)
Property and equipment, net	$2,175	$2,893
Depreciation expense was $0.2 million and $0.7 million for each of the three and nine months ended September 30, 2025, respectively, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.
Other Assets
As of September 30, 2025, other assets were classified as other current assets. Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Unbilled receivable from Everest, noncurrent (Note 10)	$—	$1,741
Deposits for operating lease	—	674
Total other assets	$—	$2,415
Accrued and Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued clinical costs	$200	$4,212
Accrued employee-related costs	2,115	2,716
Accrued research and manufacturing costs	1,434	841
Accrued professional services	138	111
Other	40	55
Total accrued liabilities	$3,927	$7,935
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

Information related to the Company’s lease liabilities were as follows (in thousands):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Cash paid for operating lease liabilities	$893	$2,593
Operating lease costs	402	1,249
Variable lease costs	436	1,136

Maturities of lease liabilities as of September 30, 2025 were as follows:
Less than 12 months	$3,437
Total undiscounted lease payments	3,437
Less: imputed interest	(178)
Total lease liabilities	$3,259

Operating lease liabilities, current	$3,259
Operating lease liabilities, noncurrent	—
Total operating lease liabilities	$3,259
7. Debt
In November 2021, the Company entered into a loan agreement (the “Loan Agreement”) with Oxford Finance, LLC (“Oxford Finance”), which provided the Company up to $50.0 million in borrowing capacity across five potential tranches (each a “Term Loan,” and collectively “Term Loans”). The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones, and the Company declined these remaining tranches in borrowing capacity available to it under the Loan Agreement. The loan facility was secured by all assets except intellectual property, which was subject to a negative pledge, and would have matured on November 1, 2026 (the “Maturity Date”). There were no warrants or financial covenants associated with the Loan Agreement.
Until June 30, 2023, the Term Loans bore interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) 30-day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 0.08%, plus (b) 7.87%. From January 1, 2025 to October 1, 2025, the Company made monthly payments of principal, together with applicable interest, in arrears. A LIBOR transition event occurred effective July 1, 2023 and Oxford Finance subsequently replaced the LIBOR rate with the 1-month CME term SOFR plus 0.1%. The rate change did not require contract remeasurement at the effective date of the change or a reassessment of any previous accounting determinations pertaining to the facility. The rate change did not have a material impact on the Company’s financial statements.
All unpaid principal and accrued and unpaid interest with respect to each Term Loan would have been due and payable in full on the Maturity Date. The Company had the option to prepay the outstanding balance prior to maturity. Upon repayment of the Term Loans, the Company was required to make a final payment fee to the lenders equal to 6.5% of the original principal amount of the Term Loans funded which will be accrued by charges to interest expense over the term of the loans using the effective interest method.
The Loan Agreement also included subjective acceleration clauses that permitted the lenders to accelerate the Maturity Date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise. As of September 30, 2025, the Company was in compliance with all covenants in the Loan Agreement.
On October 20, 2025, the Company made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released.
Interest expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the debt balance are as follows:

	September 30, 2025	December 31, 2024
Principal loan balance	$6,087	$10,000
Unamortized debt discount and issuance costs	(61)	(135)
Cumulative accretion of final fee	565	463
Accrued interest expense	62	—
	$6,653	$10,328

Debt, current	$5,279	$5,217
Debt, noncurrent	1,374	5,111
Debt, net	$6,653	$10,328
As of September 30, 2025, the estimated future principal payments due were as follows:

Years Ending December 31,
2025	$1,305
2026	4,782
Total	$6,087
8. Stockholders' Equity
Rights Plan
On October 17, 2024, the Company’s board of directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock as of the close of business on October 28, 2024, the record date. The Rights are exercisable only if a person or group (an “Acquiring Person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 10% or more of the Company’s outstanding common stock (15% in the case of a passive institutional investor as described in the Rights Plan). Once the Rights become exercisable, each Right will entitle its holder (other than any Acquiring Person, whose Rights will become void) to purchase, for $71.60, one one-hundredth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”). The description and terms of the Rights Plan are set forth in the Rights Agreement (defined below). The terms of the Preferred Shares are set forth in a Certificate of Designation filed with the Secretary of State of Delaware on October 17, 2024.
On October 16, 2025, the Company entered into Amendment No. 2 (the “Amendment”) to the Rights Agreement, dated as of October 17, 2024, as amended on December 3, 2024, by and between the Company and Computershare Trust Company, N.A., as rights agent (as amended, the “Rights Agreement”) to extend the duration of the Rights Plan. The Rights Plan, as amended, will automatically expire on the day following the certification of the voting results of the Company’s 2026 annual meeting of stockholders or, if at such meeting the Company’s stockholders approve or ratify the Rights Agreement, the day following the certification of the voting results of the Company’s 2027 annual meeting, unless the Rights are earlier redeemed or exchanged by the Company. The Rights Agreement otherwise remains unmodified and in full force in accordance with its terms.
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
As of September 30, 2025, options to purchase 98,300 shares of common stock were outstanding and 201,700 shares were available for future issuance under the Inducement Plan.
2018 Equity Incentive Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of September 30, 2025, options to purchase 1,743,108 shares of common stock and 1,127 RSUs were outstanding, and 184,647 shares were available for future issuance under the 2018 Plan.
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
Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of September 30, 2025, options to purchase 123,312 shares of common stock were outstanding under the 2015 Plan.
2018 Employee Stock Purchase Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 20,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 37,500 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2024, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2025. As of September 30, 2025, 84,996 shares of common stock had been issued under the ESPP and 48,214 shares remained available for future issuance under the ESPP.
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
Option Repricing
In July 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $22.80 per share, the closing price of the Common Stock on July 24, 2023. The incremental stock-based compensation expense resulting from the Option Repricing was $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, there was $0.3 million remaining related to the unvested option shares which will be primarily amortized over the remaining requisite service periods through the end of 2026.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,650,390	$19.19	7.4	$105
Options granted	450,500	$6.36
Options cancelled/forfeited	(136,170)	$17.15
Outstanding as of September 30, 2025	1,964,720	$16.39	7.0	$—
Vested and exercisable as of September 30, 2025	1,283,838	$19.71	6.2	$—
The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2025 was $3.21 and $4.73 per share, respectively. There were no options exercised during the nine months ended September 30, 2025. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.
Performance Option Grants Activities
On July 11, 2024, the Compensation Committee of the Company’s board of directors approved performance-based stock option grants to all employees, except the Chief Executive Officer, under the 2018 Plan. Performance-based stock options will vest upon the achievements of specified clinical trial milestones. The grant-date fair value of these performance-based stock options is calculated using the Black-Scholes option-pricing model. Performance-based stock options are included in the outstanding stock options table above. Stock-based compensation cost related to performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation is recognized until such time as the performance condition is considered probable of being achieved and related compensation cost would be recognized through a cumulative catch-up adjustment in the period of change. Stock-based compensation expenses of $3 thousand and $0.3 million related to performance-based stock options were recognized during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, all performance-based option grants have been fully vested.
Restricted Stock Units Activity
There were no RSUs granted during the nine months ended September 30, 2025. One-third of each RSU previously granted vests annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2024	10,916	$90.57
RSUs vested	(9,346)	$93.75
RSUs forfeited	(443)	$79.46
Outstanding as of September 30, 2025	1,127	$68.42
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$630	$991	$2,387	$2,962
General and administrative	1,506	2,194	4,949	6,742
Total stock-based compensation expense	$2,136	$3,185	$7,336	$9,704
As of September 30, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $8.0 million with an estimated weighted average amortization period of 2.4 years.
The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (years)	6.0	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected volatility	83.4%	86.2 - 87.3%	83.2 - 86.0%	86.2 - 87.9%
Risk-free interest rate	4.0%	3.6 - 4.2%	4.0 - 4.5%	3.6 - 4.6%
Expected dividend yield	—	—	—	—
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
Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of September 30, 2025, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.
Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of September 30, 2025.
In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of September 30, 2025, the Company had an unbilled receivable of $1.7 million representing reimbursement for payments made by the Company that is yet to be billed or due. The unbilled receivable amount was included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet. In connection with the cost-sharing arrangement with Everest, no contra research and development expense was recognized for the three and nine months ended September 30, 2025, and $1.1 million and $3.6 million was recognized as contra research and development expense for the three and nine months ended September 30, 2024, respectively.
In October 2024, the Company made the strategic decision to terminate the PALIZADE study and focus clinical development efforts of zetomipzomib in autoimmune hepatitis, or AIH. The termination does not change Everest’s payment obligation under the Everest License Agreement.

11. Income Taxes
No provision for income taxes was recorded for the three and nine months ended September 30, 2025 and 2024. The Company has maintained a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Although the effects of the OBBBA are not reflected in our financial results for the nine months ended September 30, 2025, we are currently evaluating its impact.
12. Net Loss Per Share
Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(11,227)	$(20,313)	$(41,487)	$(63,518)
Denominator:
Weighted-average shares of common stock outstanding	7,323,106	7,296,222	7,313,329	7,286,967
Net loss per share, basic and diluted	$(1.53)	$(2.78)	$(5.67)	$(8.72)
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
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Stock options to purchase common stock	1,964,720	1,715,627
Restricted stock units subject to future vesting	1,127	11,054
Total	1,965,847	1,726,681

13. Segment Reporting
The Company operates and manages its business as one operating segment, which primarily focuses on developing novel small molecule therapeutics to treat unmet medical needs in immune-mediated diseases. The Company's Chief Executive Officer serves as the Company’s Chief Operating Decision Maker, who reviews condensed consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The following table represents selected financial information for our segment for the three and nine months ended September 30, 2025 and 2024, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Internal costs
Total salary / benefits	$4,515	$5,266	$15,113	$16,027
External costs by program
Zetomipzomib	2,770	9,113	12,986	27,336
KZR-261	(305)	1,514	730	4,856
Other protein secretion discovery programs	—	—	—	289
General and administrative	2,371	2,610	7,056	8,501
Other segment items (1)	2,364	3,445	8,058	12,033
Total operating expenses	11,715	21,948	43,943	69,042
Loss from operations	(11,715)	(21,948)	(43,943)	(69,042)
Interest income	1,026	2,038	3,643	6,728
Other expenses	(538)	(403)	(1,187)	(1,204)
Consolidated segment net loss	$(11,227)	$(20,313)	$(41,487)	$(63,518)
(1) Other segment items include stock-based compensation expense, depreciation and amortization and in 2024, an impairment loss of ROU asset.

14. Subsequent Events
Reduction in Force
On October 16, 2025, the Company announced the initiation of a process to explore a full range of strategic alternatives focused on maximizing stockholder value. In connection with the evaluation of strategic alternatives, the Company is implementing a restructuring plan including workforce reduction and other cost-containment and cash conservation measures, pursuant to which the Company reduced its workforce by approximately 70%. The Company estimates that it will incur cash expenditures of approximately $6.0 million, consisting primarily of one-time severance payments, benefits and other related costs. which the Company expects to recognize the majority of such costs in the fourth quarter of 2025. The estimate excludes non-cash impairment charges of long-lived assets, including property and equipment and right-of-use assets.
Modification to Rights Plan
On October 16, 2025, the Company entered into the Amendment to the Rights Agreement to extend the duration of the Rights Agreement. The Rights Plan, as amended by the Amendment, will automatically expire on the day following the certification of the voting results of the Company’s 2026 annual meeting of stockholders or, if at such meeting the Company’s stockholders approve or ratify the Right Agreement, to the day following the certification of the voting results of the Company’s 2027 annual meeting of the stockholders, unless the Rights are earlier redeemed or exchanged by the Company. The Rights Agreement otherwise remains unmodified and in full force in accordance with its terms. Refer to Note 8 for further information regarding the Rights Plan.

Repayment of Debt
On October 20, 2025, the Company made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement pursuant to a payoff letter with Oxford Finance. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released. Refer to Note 7 for further information regarding the Loan Agreement.

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
In July 2025, the Division of Hepatology and Nutrition of the U.S. Food and Drug Administration, or FDA, removed the partial clinical hold on the completed PORTOLA Phase 2a clinical trial evaluating zetomipzomib in patients with autoimmune hepatitis, or AIH. We submitted a Type C meeting request to the FDA to meet during the fourth quarter of 2025 to discuss the AIH development plan for zetomipzomib.
In October 2025, we announced that we were unable to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH. The FDA Division of Hepatology and Nutrition cancelled a Type C meeting that was previously scheduled with Kezar in the fourth quarter to discuss a proposed study in AIH.

We are currently exploring a full range of strategic alternatives focused on maximizing stockholder value and have retained a financial advisor to support us in the strategic review process. In connection with our evaluation of strategic alternatives, we are implementing a restructuring plan, including a workforce reduction and other cost-containment and cash conservation measures. We intend to retain employees essential for supporting value creation as part of our strategic review.
There can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distribution to our stockholders. If a strategic transaction is not completed, including if our board of directors determines that no potential transactions or counterparties would be in the best interests of our stockholders, our board of directors may decide to pursue a dissolution and liquidation.
Since our inception, we have incurred significant operating losses, and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and expenditures on other research and development activities. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $41.5 million and $63.5 million for the nine months ended September 30, 2025 and 2024, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2025, we had an accumulated deficit of $476.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates.
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
The following table summarizes our research and development expenses incurred during the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Research and development expenses by program:
Zetomipzomib	$6.9	$13.3	$27.1	$40.0
KZR-261	—	2.9	1.6	9.4
Protein Secretion	—	—	—	0.3
Total research and development expenses	$6.9	$16.2	$28.7	$49.7

In August 2024, we made the strategic decision to halt enrollment in our Phase 1 clinical trial of KZR-261 and discontinue development of this product candidate. In October 2024, we made the strategic decision to terminate the PALIZADE Phase 2b clinical trial in patients with active LN and focus our clinical development efforts on zetomipzomib for the treatment of AIH. In October 2025, we initiated a process to explore a full range of strategic alternatives focused on maximizing stockholder value. Due to the suspension of various development efforts related to our programs and the recent reduction in our workforce, we expect our research and development expenses to remain flat or decrease for the remainder of 2025.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and expenses for outside professional services, including legal, human resources, information technology and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. As a result of the ongoing strategic review and workforce reduction, we expect that our general and administrative expenses will remain flat or decrease for the remainder of 2025, and will include costs associated with operating as a public company, including expenses related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
Interest Income
Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.
Other Expenses
Other expenses consist of interest expense and realized cumulative currency translation loss. Our interest expense is related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our loan agreement, or the Loan Agreement, that we entered into in November 2021 with Oxford Finance, LLC, or Oxford Finance. On October 20, 2025, we made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released. As a result, we expect the interest expense to decrease for the remainder of 2025.
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
(dollars in millions)	2025	2024	$ Change
Operating expenses:
Research and development	$6.9	$16.2	$(9.3)
General and administrative	4.8	5.7	(0.9)
Total operating expenses	11.7	21.9	(10.2)
Loss from operations	(11.7)	(21.9)	10.2
Interest income	1.0	2.0	(1.0)
Other expenses	(0.5)	(0.4)	(0.1)
Net loss	$(11.2)	$(20.3)	$9.1
Research and Development Expenses
Research and development expenses decreased by $9.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decline was primarily attributable to a decrease of $9.1 million in clinical expenses resulting from our strategic decision to terminate the PALIZADE trial in October 2024 and the completion of the PORTOLA trial, a decrease in $1.0 million in stock-based compensation and personnel-related expenses, a decrease of $0.2 million in consulting expenses and a decrease of $0.2 million in facility-related expenses, offset by an increase of $1.2 million in manufacturing expenses related to the timing of drug manufacturing runs.

General and Administrative Expenses
General and administrative expenses decreased by $0.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in stock-based compensation and personnel-related expenses.
Interest Income
Interest income decreased by $1.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities and lower interest rates.
Other Expenses
Other expenses increased by $0.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily due to a cumulative currency translation loss related to the dissolution of our Australian subsidiary, of $0.3 million, offset by a decrease of $0.2 million of interest expense due to a decrease in interest rates and the repayments of loan principal that started in January 2025.
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change
Operating expenses:
Research and development	$28.7	$49.7	$(21.0)
General and administrative	15.2	17.8	(2.6)
Restructuring and impairment charges	—	1.5	(1.5)
Total operating expenses	43.9	69.0	(25.1)
Loss from operations	(43.9)	(69.0)	25.1
Interest income	3.6	6.7	(3.1)
Other expenses	(1.2)	(1.2)	—
Net loss	$(41.5)	$(63.5)	$22.0
Research and Development Expenses
Research and development expenses decreased by $21.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $18.4 million in clinical expenses resulting from our strategic decision to terminate the PALIZADE trial in October 2024 and the completion of the PORTOLA trial, a decrease of $1.5 million in stock-based compensation and personnel-related expenses, a decrease of $1.0 million in facility-related expenses and a decrease of $0.3 million in consulting expenses, offset by an increase of $0.2 million in manufacturing expenses related to the timing of drug manufacturing runs.
General and Administrative Expenses
General and administrative expenses decreased by $2.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $2.0 million in stock-based compensation, a decrease of $0.3 million in legal and professional services and a decrease of $0.3 million in D&O insurance and facility-related expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges decreased by $1.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily attributed to the ROU asset impairment charge in 2024 related to the vacated floor in our leased office facility as the estimated future cash flow from sublease income was zero due to then-current market conditions.
Interest Income

Interest income decreased by $3.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities and lower interest rates.
Other Expenses
Other expenses consist of interest expense associated with the Loan Agreement with Oxford Finance and realized cumulative currency translation loss related to the dissolution of our Australian subsidiary. The cumulative currency translation loss of $0.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was offset by a decrease of $0.3 million of interest expense due to a decrease in interest rates and the repayments of loan principal that started in January 2025. The interest expense was composed of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement with Oxford Finance.
Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $90.2 million in cash, cash equivalents and marketable securities. As of September 30, 2025, our cash equivalents and marketable securities had an average maturity of approximately two months and the longest maturity was three months.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $41.5 million for the nine months ended September 30, 2025, and we had an accumulated deficit of $476.0 million as of September 30, 2025.
In October 2025, we announced plans to explore a full range of strategic alternatives focused on maximizing stockholder value. If the process for evaluating strategic alternatives does not result in the Company consummating a transaction or any other strategic outcome, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
As part of the cost reductions associated with the evaluation of strategic alternatives, we reduced our workforce by approximately 70%. We estimate that we will incur cash expenditures of approximately $6.0 million, consisting primarily of one-time severance payments, benefits and other related costs. We expect to recognize the majority of such costs in the fourth quarter of 2025.
We believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We expect to incur additional losses in the future to fund our operations as we evaluate strategic alternatives. Failure to manage discretionary spending during this time may adversely impact our ability to achieve our intended business objectives.
Debt Facility
In November 2021, we entered into the Loan Agreement with Oxford Finance, which provides up to $50.0 million in borrowing capacity across five potential tranches. The initial tranche of $10.0 million was funded at the closing of the Loan Agreement. The remaining tranches were dependent on achieving certain clinical trial milestones. We had previously declined these tranches. In October 2025, we made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement, pursuant to a payoff letter from Oxford Finance. Refer to Notes 7 and 14 to our condensed consolidated financial statements for additional information.
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
Our future funding requirements will depend on many factors, including the following:
•timing and outcome of our evaluation of strategic alternatives;

•realization of the benefits of our headcount reductions;
•the progress, timing, scope, results and costs of our clinical trials and preclinical studies for our product candidates, including the ability to enroll patients in a timely manner for our clinical trials;
•the costs of obtaining clinical and commercial supplies for any product candidates we may identify and develop;
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
Our material cash requirements as of September 30, 2025 primarily related to the maturities of principal obligations under our Term Loan and operating leases for office space and equipment. As of September 30, 2025, we have $8.9 million payable within 12 months, inclusive of interest payments on Term Loan. As noted above, we have repaid the Loan Agreement in full, which reflects $5.5 million of our cash requirements as of September 30, 2025. Refer to Notes 6 and 7 to our condensed consolidated financial statements for additional information.
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

Cash Flows
The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

(dollars in millions)	(unaudited)
Net cash used in operating activities	$(39.8)	$(57.4)
Net cash provided by investing activities	$40.9	$56.7
Net cash (used in) provided by financing activities	$(3.9)	$0.1
Cash Flows from Operating Activities
During the nine months ended September 30, 2025, cash used in operating activities was $39.8 million, which consisted of a net loss of $41.5 million and a net change of $5.1 million in our net operating assets and liabilities, adjusted by non-cash charges of $6.8 million. The non-cash charges consisted of $7.3 million for stock-based compensation expense, $0.7 million for depreciation and amortization, $0.3 million of cumulative currency translation loss and $0.2 million of non-cash interest expense, offset by $1.7 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $3.4 million in prepaid expenses, other current assets and other assets driven by the decrease in advance for clinical-related costs, a decrease of $1.8 million in operating lease asset and liabilities, and a decrease of $6.7 million in accounts payable and accrued liabilities due to decreased clinical expenditures from the termination of the PALIZADE trial.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $40.9 million for the nine months ended September 30, 2025, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
Net cash provided by investing activities was $56.7 million for the nine months ended September 30, 2024, primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $3.9 million, primarily from the repayment of principal associated with the Loan Agreement with Oxford Finance.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash, cash equivalents and marketable securities of $90.2 million as of September 30, 2025, which consisted of bank deposits, highly liquid U.S. Treasury money market funds, U.S. Treasury securities, commercial paper, corporate debt securities and U.S. agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2025, our cash equivalents and marketable securities had an average maturity of approximately two months and the longest maturity was three months. Due to the short-term duration and the lower risk profile of our cash equivalents and marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our cash equivalents and marketable securities until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.
•Our recently implemented corporate restructuring intended to optimize our resource allocation and contain costs may not have the benefits we expect.
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
•If we pursue further development of our product candidates, we will require substantial additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or terminate any future product development program or other operations.
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

•The manufacture of our product candidates is complex and uncertain, and until we develop a validated manufacturing process, we may encounter difficulties in supplying future clinical trials. If we encounter such difficulties, or fail to meet quality standards, our ability to meet clinical timelines and expand our development strategy could be impacted.
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
•Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our exclusive license agreement with Onyx Therapeutics, Inc., we could lose the ability to develop or commercialize zetomipzomib.
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
•We are highly dependent on the services of our executive officers, and if we are not able to retain these members of our management team, our business will be harmed.
•If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
Risks Related to Our Evaluation of Strategic Alternatives
Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions. Our ability to successfully execute on any strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.
The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.
Our recently implemented corporate restructuring intended to optimize our resource allocation and contain costs may not have the benefits we expect.
In October 2025, we implemented a corporate restructuring plan designed to optimize our resource allocation and contain costs. In connection with the restructuring plan, we reduced our workforce by approximately 70%. This reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. Our ability to retain key employees is also critical to our ability to effectively manage our resources to consummate a potential strategic transaction. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Our Financial Position and Capital Needs
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since inception in February 2015, we have incurred significant operating losses. Our net losses were $41.5 million and $63.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $476.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
Even if we consummate a strategic transaction with another clinical-stage biotechnology company or pursue further development of our product candidates, we do not know when those candidates will generate revenue, if at all, and we would anticipate our expenses would increase substantially if, and as, we:
•develop our product candidates;
•seek to discover and develop additional product candidates, including preclinical studies and clinical trials for such product candidates;

•maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•seek marketing approvals for product candidates that successfully complete clinical trials;
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
In addition, because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase, and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected or if there are any delays in the initiation, enrollment or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes necessary to obtain marketing approval, we would anticipate incurring significant costs associated with launching and commercializing zetomipzomib or any future product candidates.
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
Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with any future collaborative partners, to successfully complete the development of and obtain the regulatory approvals necessary to commercialize zetomipzomib and any future product candidates. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate revenue from product sales depends heavily on our, or any future collaborators’, success in:
•timely and successfully completing preclinical and clinical development of any future product candidates;
•obtaining regulatory approvals for any future product candidates for which we successfully complete clinical trials;
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
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate amount and quality of starting materials, drug substance, drug product and drug delivery devices and services to support clinical development, as well as the market demand for any future product candidates, if approved;

•obtaining market acceptance, if and when approved, of any future product candidate as a viable treatment option by physicians, patients, third-party payors and others in the medical community;
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
If we pursue further development of our product candidates, we will require substantial additional capital to finance our operations, which may not be available on acceptable terms, if at all. Failure to obtain this necessary capital when needed may force us to delay, reduce or terminate our product development program or other operations.
In October 2025, we announced that we were unable to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH. We are currently exploring a full range of strategic alternatives focused on maximizing stockholder value and have retained a financial advisor to support us in the strategic review process.
Our operations have consumed substantial amounts of cash since our inception. We would expect our expenses to increase if we pursue further development of, and potentially commercialize, any of our product candidates, in addition to costs associated with the acquisition or in-licensing of any additional product candidates we may pursue. Our expenses could increase beyond expectations if the FDA or comparable foreign regulatory authorities require us to perform clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant expenses related to sales, marketing, manufacturing and distribution.
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $90.2 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we will need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.
We do not currently have any commitments for future funding other than reimbursement, milestone and royalty payments we may receive under our Everest License Agreement, and we may not receive any further funds under that agreement. In any event, if we were to pursue further clinical development of any of our product candidates, we would require substantial additional capital to conduct additional clinical trials, seek regulatory approval and commence commercialization. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any future product candidates.
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
If we pursue further development of zetomipzomib, we will be required and expect to make significant payments in connection with our license agreement with Onyx.
We acquired rights to zetomipzomib pursuant to the Onyx License Agreement. Under the Onyx License Agreement, we are subject to significant obligations, including payment obligations triggered upon achievement of specified milestones and royalties on licensed product sales. We have paid $5.0 million in milestone payments to date under the Onyx License Agreement, and we are obligated to pay Onyx additional milestone payments of up to $167.5 million in the aggregate upon the achievement of certain development, regulatory and sales milestones. In addition, we are obligated to pay Onyx tiered royalties based on net sales of zetomipzomib. If these payments become due, we may not have sufficient funds available to meet our obligations and our development efforts may be harmed.
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
Risks Related to the Development and Commercialization of Our Product Candidates
If we pursue further development of our product candidates, our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be adversely affected.
The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or abroad until we receive regulatory approval from the FDA or the applicable foreign regulatory authority.
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
We have invested a significant portion of our time and limited financial and management resources in the development of our product candidates. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. For example, in October 2025, we announced that we were unable to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH and are exploring a full range of strategic alternatives focused on maximizing stockholder value. This and other resource allocation decisions may cause us to fail to capitalize on profitable market opportunities for our product candidates.
Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.
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
Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Furthermore, even if we obtain regulatory approval for any of our product candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize any future product candidates, we may not be able to generate sufficient revenue to continue our business.
Clinical trials are very expensive, time consuming and difficult to design and implement.
If we pursue further development of our product candidates, such product candidates will require clinical testing before we are prepared to submit an NDA for regulatory approval. The clinical trial process is expensive, time consuming, difficult to design and implement, and subject to uncertainty. We estimate that the successful completion of clinical trials of our product candidates would take several years to complete. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA would be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, as announced in October 2025, we were unable to align with the FDA on our proposed study design for the next clinical trial of zetomipzomib in AIH . We may design the inclusion and exclusion criteria for trial participation too narrowly, which would make it difficult to find and enroll patients for our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the disorders we are studying.
Delays in or failure to complete any preclinical studies or clinical trials of our product candidates would increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. For example, in October 2024, we terminated our global PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN after the trial was placed on clinical hold by the FDA. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Failure can occur at any stage, and we could encounter problems that cause us to suspend, abandon or repeat clinical trials.

Any delays to preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.
If the market opportunities for any product candidates are smaller than we believe they are, our business may suffer.
We have focused our drug development of zetomipzomib on treatments of immune-mediated diseases, including AIH. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of eligible patients for any product candidate may turn out to be lower than expected. Likewise, the potentially addressable patient population for a product candidate may be limited or may not be amenable to treatment with our product candidates. If the market opportunities for our product candidates are smaller than we estimate, our business and results of operations could be adversely affected.
Due to the significant resources required for clinical development, we are required to make strategic decisions for the development of our product candidates. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other opportunities that may be more profitable or for which there may be a greater likelihood of success.
The development of a product candidate requires significant capital investment. Due to the significant resources required for clinical development, if we were to pursue further development of our product candidates, we would have to focus our research and development efforts on specific indications and decide which development opportunities to pursue and advance for each program. For example, in October 2024, we terminated our global PALIZADE Phase 2b trial evaluating zetomipzomib in patients with LN, after the trial was placed on clinical hold by the FDA, and focused our clinical development efforts of zetomipzomib in AIH. In October 2025, we announced that we were unable to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH and are exploring a full range of strategic alternatives. Our decisions concerning the allocation of development, management and financial resources may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we do not accurately evaluate the viability, development costs and commercial potential of our product candidates, we may fail to capitalize on profitable market opportunities, forego or delay opportunities to pursue other product candidates or other indications that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to product candidates through strategic transactions, including collaboration, licensing or other royalty arrangements, asset sales, and spin-offs, in cases in which it would have been more advantageous for us to retain ownership and sole development and commercialization rights to such product candidates.
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
Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and early clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later trials designed to test efficacy will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials. For example, although results from the PORTOLA Phase 2a clinical trial evaluating zetomipzomib in AIH demonstrated positive complete results, in October 2025, we announced we were unable to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH and would explore a full range of strategic alternatives.
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
If we pursue further development of our product candidates, identifying and qualifying patients to participate in clinical trials would be critical to our success. For example, we have been developing zetomipzomib to address several autoimmune diseases with high degrees of unmet medical need, including autoimmune hepatitis. If the actual number of patients with the disorders we are seeking to address is smaller than we anticipate, or if these patients are unwilling to participate in a clinical trial, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. For example, political instability or disruption in a geographic region where we are conducting trials, regardless of cause, including public health crises, war, terrorism, social unrest and political changes, could delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates. In addition, we may be reliant on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
If we pursue further development of our product candidates, we may encounter substantial delays or difficulties in our clinical trials.
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
If we pursue further development of our product candidates, we cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, circumstances may arise that could result in suspending or terminating our ongoing clinical trials. The closure of sites, the inability to screen and enroll new patients or any premature discontinuation of treatment by patients already enrolled in our trial could result in the need to enroll additional patients, which would be costly and could delay our anticipated timeline for the completion of the trial. Any inability to timely and successfully complete clinical development will increase our costs, slow our development plans and impair our ability to generate revenue from our product candidates.
We have experienced and may in the future experience numerous unforeseen events that may prevent the timely and successful completion of our clinical trials, or result in the termination of such clinical trials prior to their completion, including:
•delays in reaching a consensus with the FDA and foreign regulatory authorities on the design of our clinical trials, such as our failure to reach alignment with the FDA on a registrational study design of zetomipzomib in patients with relapsed and refractory AIH;

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
For example, in October 2025, we announced that we were unable to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH after the FDA requested that we conduct a stand-alone study to define the pharmacokinetics of zetomipzomib in subjects with significant hepatic impairment prior to the initiation of another clinical trial in AIH.
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
The manufacture of our product candidates is complex and uncertain, and until we develop a validated manufacturing process, we may encounter difficulties in supplying any future clinical trials if we pursue further development. If we encounter such difficulties, or fail to meet quality standards, our ability to meet clinical timelines and expand our development strategy could be impacted.
The processes involved in manufacturing the active drug substance and finished drug product of our product candidates are complex, expensive, highly regulated and subject to multiple risks and uncertainties. As product candidates are developed through early to late-stage clinical trials and then to approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are modified along the way to optimize the scale, process and results. Any changes to the manufacturing processes carry the risk that they will not achieve these intended objectives, or that the product candidates may not meet the rigorous quality standards necessary for use in our clinical trials.
We are continuing to manufacture zetomipzomib and placebo in support of potential future clinical trials. However, if manufacturing of zetomipzomib fails to meet the quality standards for use in clinical trials, or the active drug substance does not meet our quality specifications, it could impact our timelines and limit our development strategy.
In addition, our contract manufacturing organizations, or CMOs, may be unable to successfully increase the manufacturing scale for our product candidates in a timely or cost-effective manner and may experience delays due to limited manufacturing capacity. In addition, quality issues may arise during manufacturing activities. If our CMOs are unable to successfully manufacture our product candidates in sufficient quantity in a timely manner, our clinical trials may be delayed or modified and we may also be unable to fulfill our obligations under the Everest License Agreement, allowing Everest to terminate its collaboration or other potential adverse consequences as provided in the Everest License Agreement.
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
Zetomipzomib has been developed as a lyophilized formulation, which could adversely affect market acceptance if patients are required to reconstitute zetomipzomib themselves prior to injection.
We have been developing zetomipzomib as a lyophilized product candidate, meaning that it will be freeze-dried and must be reconstituted with water prior to patient administration. While lyophilized products are common in the drug industry, this method for administering zetomipzomib could adversely affect market acceptance and make it more difficult to conduct clinical trials of zetomipzomib in the future.
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
Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly. For example, in October 2025, we announced we were unable to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH and would explore a full range of strategic alternatives.
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
If we pursue further development of our product candidates, we may not be able to obtain or maintain orphan drug designations or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.
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
We intended to pursue orphan drug designation for zetomipzomib in the treatment of autoimmune hepatitis and other rare immune-mediated disease indications we pursued for development. The exclusivity for orphan drug designations, and for any other designations that we may seek to obtain in the future, may not effectively protect our product candidates from the competition of different drugs for the same condition, which could have already been approved or could be approved before or during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval for our product candidates outside of the United States, which would limit our market opportunities and could harm our business.
Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of any future product candidates in certain countries.
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
Even if our product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:
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
Coverage and adequate reimbursement may not be available for any future product candidates, which could make it difficult for us to sell profitably, if approved.
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
Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any future product candidates that we develop. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goal of containing healthcare costs. For example, on July 4, 2025, the annual reconciliation bill, the OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to PPACA marketplace exchange enrollment and declines to extend the PPACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals, for example, include (i) directives to reduce agency workforce and cut programs; (ii) rescinding a prior administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending; (iii) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (iv) directing HHS, other agencies and pharmaceutical manufacturers to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (v) imposing tariffs on imported pharmaceutical products; (vi) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency, and standardizing prices across hospitals and health plans; and (vii) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 Loper Bright decision, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Risks Related to Our Intellectual Property
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach the Onyx License Agreement, we could lose the ability to develop and commercialize zetomipzomib.
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
Risks Related to Our Business Operations and Employee Matters
We are highly dependent on the services of our executive officers, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.
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
If we pursue further development of our product candidates, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
If we pursue further development of our product candidates, we would expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, medical affairs, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any anticipated future growth, we would have to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2024, the closing price of our common stock on The Nasdaq Capital Market ranged from $10.50 per share to $5.30 per share, as adjusted for our October 2024 one-for-ten reverse stock split, or Reverse Stock Split. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:
•the outcome of our evaluation of strategic alternatives, including our ability to identify and consummate any potential strategic transaction;
•inability to obtain additional funding and deterioration of financing conditions in our industry;
•our internal restructuring and workforce reduction;
•the commencement, enrollment or results of clinical trials of any future product candidates;
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
•failure or discontinuation of any of our clinical development or research programs, such as the termination of our clinical development of zetomipzomib in patients with AIH following our failure to align with the FDA on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory AIH;
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
Based upon our shares of our common stock outstanding as of September 30, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 51% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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

Kezar Life Sciences, Inc. (Registrant)

Date: November 12, 2025	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial Officer)