Form 10-K
period 2025-12-31
Kezar Life Sciences, Inc.
filed 2026-03-27
CIK 1645666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025, was approximately $33 million.
The number of shares of Registrant’s Common Stock outstanding as of March 23, 2026 was 7,371,527.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders of the registrant, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement or an Annual Report on Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

PART I
Item 1. Business.
Overview
We are a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases. In October 2025, we announced plans to explore strategic alternatives focused on maximizing stockholder value after being unable to align with the U.S. Food and Drug Administration, or FDA, on a potential registrational clinical trial of zetomipzomib, a novel, selective inhibitor of the immunoproteasome in patients with relapsed and refractory autoimmune hepatitis, or AIH. Following this announcement, we have been implementing a restructuring plan and wind-down of our business operations to focus on strategic alternatives for zetomipzomib development.
In January 2026, we announced that the FDA Division of Hepatology and Nutrition granted us a new Type C meeting to discuss the development of zetomipzomib in patients with AIH. This Type C meeting would involve a review of a potential global, randomized Phase 2b clinical study of zetomipzomib in patients with relapsed and refractory AIH. As part of the briefing package submitted to the FDA, Kezar submitted pharmacokinetic and hepatic safety data analyses from previously conducted clinical trials to support a proposal for parallel AIH and hepatic impairment studies. Kezar also submitted additional safety data and an updated risk-mitigation plan aimed to modify the previous requirement issued from the FDA to require 48-hour in-unit patient monitoring in future AIH studies.

In March 2026, we completed a successful Type C with the FDA during which the FDA provided constructive feedback and critical guidance on the regulatory pathway for development of zetomipzomib in AIH, including agreement with us on treatment duration, endpoints and enrollment criteria. In addition, the FDA provided additional guidance around safety monitoring that we believe will enable a technically feasible clinical trial of zetomipzomib in AIH. Zetomipzomib is currently the only investigative agent to have demonstrated steroid sparing clinical activity in AIH patients who are refractory or intolerant to standard of care therapies.

Our product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor in development for the treatment of severe autoimmune diseases of high unmet medical need. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. Based on clinical data generated to date, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases.
We previously studied an oncology product candidate, KZR-261, in an open-label Phase 1 clinical trial designed to evaluate safety and tolerability, pharmacokinetics and pharmacodynamics, as well to explore preliminary anti-tumor activity. KZR-261 was discovered as part of our Sec61-based research program. In August 2024, we announced that we had stopped enrollment in the KZR-261 Phase 1 clinical trial and ceased our Sec-61 research program, and we reallocated clinical resources toward development of zetomipzomib. On March 6, 2026, we entered into an asset purchase agreement with Enodia Therapeutics SAS, or Enodia, pursuant to which Enodia (i) acquired all of our rights, title and interest in our Sec61-based discovery and development program assets, including KZR-261; and (ii) assumed liabilities from us related to certain transferred contracts and from the ownership, use, operation or maintenance of such assets under the asset purchase agreement.
Clinical Development of Zetomipzomib
Zetomipzomib is a clinical development candidate for AIH, a rare, chronic disease in which the immune system attacks the liver and causes inflammation and tissue damage, severely impacting patients’ health and quality of life. Lifelong maintenance therapy is required to avoid relapse and burdensome adverse effects. If left untreated, AIH can lead to cirrhosis, liver failure and hepatocellular carcinoma. Standard of care treatment for AIH involves daily corticosteroid use and/or chronic treatment with broad-based immunosuppressants, which together are associated with significant toxicities and often result in inadequate response or relapse after treatment withdrawal. There is a significant need for treatment regimens that reduce or remove patients’ dependency on daily corticosteroids and broad-based immunosuppressants.

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

Following the completion of the MISSION trial, we initiated the PALIZADE trial, which compared the safety and efficacy of two dose levels of zetomipzomib to placebo in patients with active, proliferative LN who were receiving standard of care therapy, namely high dose prednisone and mycophenylate mofetil (CellCept™). PALIZADE was a global trial that enrolled 84 patients prior to termination in 2024. In October 2024, the study was placed on clinical hold by the FDA Division of Rheumatology and Transplant Medicine following the recommendation from the independent safety monitoring committee, based on review of 15 serious adverse events, or SAEs, including four fatalities: one in the placebo arm, two in the 30 mg zetomipzomib arm, and one in the 60 mg zetomipzomib arm. Results from this early terminated trial provide evidence that the four fatalities occurred in patients with significant disease manifestations (pulmonary hypertension and anti-phospholipid syndrome), co-morbidities due to disease treatment (adrenal insufficiency) and/or the presence of systemic infections or septic shock. The safety profile of zetomipzomib in PALIZADE was similar across both dose levels.
PORTOLA Phase 2a Trial
PORTOLA was a placebo-controlled, double-blind Phase 2a clinical trial of zetomipzomib in patients with AIH that were insufficiently responding to standard of care or have relapsed. Enrollment was 24 patients, randomly assigned (2:1) to receive either 60 mg of zetomipzomib or placebo in addition to background therapy for 24 weeks, with a protocol-suggested steroid taper to 5 mg/day or less.
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

PALIZADE Phase 2b Trial
In October 2024, we announced the termination of our PALIZADE Phase 2b clinical trial evaluating zetomipzomib in patients with LN. PALIZADE was a Phase 2b global, placebo-controlled, double-blind clinical trial evaluating the efficacy and safety of two dose-levels of zetomipzomib in patients with active LN. Target enrollment was 279 patients, randomly assigned (1:1:1) to receive 30 mg of zetomipzomib, 60 mg of zetomipzomib or placebo subcutaneously once weekly for 52 weeks, in addition to standard background therapy. The decision to terminate PALIZADE was made after the trial was placed on clinical hold by FDA.
Zetomipzomib: Selective Immunoproteasome Inhibitor
We believe that zetomipzomib is the only selective immunoproteasome inhibitor that has been studied in clinical trials for the treatment of autoimmune disorders. If successfully developed and approved, zetomipzomib may have the ability to become the standard of care across a range of immune-mediated diseases based on the following key attributes:
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
Immune-Mediated Diseases and Selective Inhibition of the Immunoproteasome
We have focused our development efforts on immune-mediated diseases of high unmet need. Immune-mediated diseases are conditions which result from abnormal activity of the body’s immune system. They are characterized by immune dysregulation, and the inappropriate activation of inflammatory cytokines is an underlying manifestation. These abnormal immune responses can lead to activation of inflammatory and cytotoxic T cells, which can cause further inflammation, activation of other inflammatory cells such as macrophages and results in tissue and organ damage.
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

Manufacturing
We do not own or operate manufacturing facilities compliant with current good manufacturing practices, or cGMP, and we do not have plans to develop our own cGMP manufacturing operations in the foreseeable future. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture all of our raw materials, intermediaries, active pharmaceutical ingredients, or API, and finished drug product for our clinical trials. We require that our CMOs produce API and finished drug product used in our clinical trials in accordance with cGMP and all other applicable laws and regulations. We also contract with additional third parties for the filling, labeling, packaging, storage and distribution of our investigational drug products. We maintain manufacturing agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to zetomipzomib.
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
Competition
Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety, tolerability, dosing convenience, price, coverage and reimbursement. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries.
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
In total, our patent portfolio, including patents licensed from Onyx, comprises more than four different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for selective immunoproteasome inhibitors and protein secretion inhibitors. Our patent portfolio includes issued patents in, among other jurisdictions, the United States, Australia, Canada, China, Europe, Japan, Mexico, Singapore and South Korea with expiration dates ranging from 2034 to 2039, absent any patent term extensions available.
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
We expect to continue to file applications for new methods of treatment, clinical protocols, and other uses in view of results from ongoing development efforts.
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
We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, as well as state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing. Additional state and local laws also require certain regulatory licenses to manufacture or distribute products commercially or the registration of pharmaceutical sales and medical representatives.
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
See the section titled “Risk Factors – Risks Related to Our Business Operations and Employee Matters” for additional information about the laws and regulations to which we are or may become subject to and about the risks to our business associated with such laws and regulations.
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
Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one third-party payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our product candidates from coverage. Further, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years and biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. The cost containment measures that third-party payors and healthcare providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party payor coverage or adequate reimbursement for our product candidates in whole or in part.
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
The PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
Employees and Human Capital Resources
As of March 23, 2026, we had 9 full-time employees. None of our employees is represented by a labor union and we consider our employee relations to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Corporate Information
We were incorporated under the laws of the State of Delaware on February 19, 2015. Our principal executive offices are located at 4000 Shoreline Court, Suite 300, South San Francisco, California 94080, and our telephone number is (650) 822-5600. In January 2016, we incorporated our former wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd, which was legally dissolved as of September 29, 2025.

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
•If we are unable to obtain and maintain patent protection for our product candidates, if the scope of patent protection is not sufficiently broad, or if our patents are insufficient to protect our product candidates for an adequate amount of time, we may not be able to compete effectively in our markets.
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
In October 2025, we implemented a corporate restructuring plan designed to optimize our resource allocation and contain costs. In connection with the restructuring plan, we initially reduced our workforce by approximately 70%. This reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. Our ability to retain key employees is also critical to our ability to effectively manage our resources to consummate a potential strategic transaction. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Our Financial Position and Capital Needs
We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
Since inception in February 2015, we have incurred significant operating losses. Our net loss was $56.0 million, $83.7 million and $101.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $490.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to expanding our management team and infrastructure. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.
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
In addition, because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase, and profitability could be further delayed if we decide to or are required by regulatory authorities to perform studies or trials in addition to those currently expected or if there are any delays in the initiation, enrollment or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes necessary to obtain marketing approval, we would anticipate incurring significant costs associated with launching and commercializing our product candidates.
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
As of December 31, 2025, we had cash and cash equivalents of $71.9 million. We believe that our cash and cash equivalents as of December 31, 2025 will fund our current operating plans through at least the next 12 months from the date the financial statements were issued. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of the macroeconomic uncertainties and geopolitical tensions, and we will need to seek additional funds sooner than planned, through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If the adverse global economic conditions, including higher inflation rates and changes in interest rates, persist or worsen, we could experience an inability to access additional capital or engage in strategic transactions on terms reasonable to us, or at all.
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
Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Moreover, increasing efforts by governments and other third-party payors to cap or reduce healthcare costs may cause such payors to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years and biologics that have been on the market for at least eleven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any future product candidates that we develop. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal civil and criminal statutes that prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
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
•federal transparency laws, including the federal Physician Payments Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to: (i) payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests held by physicians and their immediate family members; and
•state and foreign law equivalents of each of the above federal laws, state laws that require manufacturers to report information related to payments and other "transfers of value" to physicians and other healthcare providers, marketing expenditures, or drug pricing, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and state and local laws that require certain regulatory licenses to manufacture or distribute products commercially or the registration of pharmaceutical sales representatives, or that otherwise restrict payments that may be made to healthcare providers; as well as state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goal of containing healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the PPACA. For example, For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2025, the closing price of our common stock on The Nasdaq Capital Market ranged from $6.86 per share to $3.59 per share, as adjusted for our October 2024 one-for-ten reverse stock split, or Reverse Stock Split. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, including higher inflation rates and changes in interest rates, and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:
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
Based upon our shares of our common stock outstanding as of December 31, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock do, in the aggregate, beneficially own shares representing approximately 39% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
We will continue to incur costs as a public company, and our management will be required to devote substantial time to new compliance initiatives.
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
In addition, our charter contains a provision that authorizes our board of directors to issue preferred stock without stockholder approval, which has been and could in the future be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors. In October 2024, our board of directors implemented a limited duration stockholder rights plan and declared a dividend of one preferred share purchase right, or a Right, for each outstanding share of the Company’s common stock as of the close of business on October 28, 2024, or the Rights Plan. The Rights Plan was adopted in response to (i) the unsolicited, non-binding proposal from Concentra Biosciences, LLC, or Concentra, to acquire all of the outstanding shares of Company’s common stock for cash consideration of $1.10 per share, plus a contingent value right that represents the right to receive 80% of the net proceeds from any out-license or disposition of the Company’s development programs or intellectual property, and (ii) Concentra and its affiliates’ rapid accumulation of 9.9% of the outstanding Company’s common stock. The Rights Plan may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors, although there can be no guarantee that the Rights Plan will fulfill its intended purpose. In October 2025, the Company entered into an amendment to the Rights Plan, or the Rights Plan Amendment, extending the Final Expiration Date of the Rights Plan to the day following the certification of the voting results of the Company’s 2026 annual meeting of stockholders or, if at such meeting the Company’s stockholders approve or ratify the Rights Plan, to the day following the certification of the voting results of the Company’s 2027 annual meeting of the stockholders, unless the Rights are earlier redeemed or exchanged by the Company.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A titled “Risks Related to Our Business Operations and Employee Matters.”
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
Holders
As of March 23, 2026, there were approximately 6 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 25, 2025.
Overview
We are a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases. In October 2025, we announced plans to explore strategic alternatives focused on maximizing stockholder value after being unable to align with the Food and Drug Administration, or FDA, on a potential registrational clinical trial of zetomipzomib, a novel, selective inhibitor of the immunoproteasome in patients with relapsed and refractory autoimmune hepatitis, or AIH. We retained TD Cowen to support the Company through the strategic review process. Following this announcement, we have been implementing a restructuring plan and wind-down of our business operations to focus on strategic alternatives for zetomipzomib development.
Our product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor in development for the treatment of severe autoimmune diseases of high unmet medical need. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. Based on clinical data generated to date, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases.
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
Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $56.0 million, $83.7 million and $101.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2025, we had an accumulated deficit of $490.5 million. We expect operating expenses to continue to decrease over the prior year due to the implementation of reductions in our workforce and suspension of various development efforts.
Recent Developments
On March 6, 2026, we entered into an asset purchase agreement, or the Enodia Agreement, with Enodia Therapeutics SAS, or Enodia, under which Enodia has acquired the assets from our Sec61-based discovery and development program, or the Assets. In connection with the transaction, Enodia assumed liabilities related to certain transferred contracts and from the ownership, use, operation or maintenance of the Assets. The Enodia Agreement does not cover any other of our assets, including any assets related to the zetomizomib program, employee contracts, cash, accounts receivable, real property or equipment.

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
The following table summarizes our research and development expenses for the years ended:

	Year Ended December 31,
	2025	2024	2023
(dollars in millions)	(unaudited)
Research and development expenses by program:
Zetomipzomib	$31.9	$54.2	$56.1
KZR-261	1.9	11.2	15.6
Other protein secretion discovery programs	—	0.3	14.0
Total research and development expenses	$33.8	$65.7	$85.7

In August 2024, we made the strategic decision to halt enrollment in our Phase 1 clinical trial of KZR-261 and discontinue development of this product candidate. In October 2024, we made the strategic decision to terminate the PALIZADE Phase 2b clinical trial in patients with active LN and focus our clinical development efforts on zetomipzomib for the treatment of AIH. In October 2025, we initiated a process to explore a full range of strategic alternatives focused on maximizing stockholder value. Due to the suspension of various development efforts related to our programs and the recent reduction in our workforce, we expect our research and development expenses to decrease in 2026.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel expenses, allocated facilities costs and fees for outside consulting and professional services, including legal, human resource, information technology and audit services. Personnel expenses consist of salaries, benefits and stock-based compensation. As a result of the ongoing strategic review and workforce reduction, we expect that our general and administrative expenses will decrease in 2026, and will include costs associated with operating as a public company, including expenses related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
Restructuring and Impairment Charges
In October 2025, we announced the initiation of a process to explore a full range of strategic alternatives focused on maximizing stockholder value. In connection with the evaluation of strategic alternatives, we are in the process of implementing a restructuring plan including workforce reduction and other cost-containment and cash conservation measures, pursuant to which we reduced our workforce by approximately 70%.
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
We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. See Note 16 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for additional information on the restructuring and impairment charges.
Interest Income
Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.
Other Expenses
Other expenses consist of interest expense and realized cumulative currency translation loss. Our interest expense is related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our loan agreement, or the Loan Agreement, that we entered into in November 2021 with Oxford Finance, LLC, or Oxford Finance. On October 20, 2025, we made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released. As a result, we expect interest expense to decrease in 2026.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Increase (decrease)
(dollars in millions)	2025	2024
Operating expenses:
Research and development	$33.8	$65.7	(31.9)
General and administrative	18.5	23.4	(4.9)
Restructuring and impairment charges	6.8	1.5	5.3
Total operating expenses	59.1	90.6	(31.5)
Loss from operations	(59.1)	(90.6)	31.5
Interest income	4.5	8.5	(4.0)
Other expenses	(1.4)	(1.6)	0.2
Net loss	$(56.0)	$(83.7)	$27.7
Research and Development Expenses
Research and development expenses decreased by $31.9 million in 2025 compared to 2024. The decrease was primarily due to a decrease of $26.3 million in clinical expenses resulting from our strategic decision to terminate the PALIZADE trial in October 2024 and the completion of the PORTOLA trial, a decrease of $4.8 million in personnel-related expenses driven by lower headcount resulting from a corporate restructuring, a decrease of $0.8 million in facility-related expenses and a decrease of $0.7 million in consulting expenses, offset by an increase of $0.7 million in manufacturing expenses related to the timing of drug manufacturing runs.
General and Administrative Expenses
General and administrative expenses decreased by $4.9 million in 2025 compared to 2024. The decrease was primarily due to a decrease of $4.4 million in stock-based compensation and personnel-related expenses driven by lower headcount from a corporate restructuring, a decrease of $0.3 million in D&O insurance premiums and a decrease of $0.2 million in legal and professional services.
Restructuring and impairment charges
Restructuring and impairment charges increased by $5.3 million in 2025 compared to 2024. The increase was primarily related to one-time severance-related costs and higher impairment costs on certain equipment no longer utilized following a corporate restructuring.
Interest Income
Interest income decreased by $4.0 million in 2025 compared to 2024. The decrease was primarily attributable to the decrease in our cash equivalent and marketable securities balances and lower interest rates.
Other Expenses
Other expenses consist of interest expense and realized cumulative currency translation loss. Our interest expense is related to our prior debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our loan agreement, or the Loan Agreement, that we entered into in November 2021 with Oxford Finance, LLC, or Oxford Finance. On October 20, 2025, we made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released. The cumulative currency translation loss of $0.3 million was offset by a decrease of $0.5 million of interest expense due to payoff Oxford loan balance in October 2025.
Liquidity and Capital Resources
Overview
As of December 31, 2025, we had $71.9 million in cash and cash equivalents invested in a U.S. Treasury money market fund.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $56.0 million for the year ended December 31, 2025, and we had an accumulated deficit of $490.5 million as of December 31, 2025.
In October 2025, we announced plans to explore a full range of strategic alternatives focused on maximizing stockholder value. If the process for evaluating strategic alternatives does not result in the Company consummating a transaction or any other strategic outcome, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
As part of the cost reductions associated with the evaluation of strategic alternatives, we had reduced our workforce by approximately 70%. We expect to continue to incur additional losses in the future to fund our operations as we evaluate strategic alternatives. Failure to manage discretionary spending during this time may adversely impact our ability to achieve our intended business objectives. Based on our current operating plans, including our previously announced reduction in force and suspension of various development efforts, we estimate that our existing cash and cash equivalents as of December 31, 2025 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date the financial statements were issued.
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
Funding Requirements
We believe that our available cash and cash equivalents are sufficient to fund existing and planned cash requirements for the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party development services, legal, lease and general overhead costs. We have based our estimates on assumptions that may prove to be incorrect, and we could use our capital resources sooner than we currently expect. We expect that our operating expenses will decrease as we suspended various development efforts and commenced our reductions in force.
Our future funding requirements will depend on many factors, including the following:
•the extent of funding required to finance our streamlined operations and to operate as a public company;
•the extent to which we enter into a strategic transaction; and
•the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
Our expected material cash requirements comprise of contractually obligated expenditures. Our material cash requirements through fiscal year 2026 are expected to total approximately $2.4 million, which represents amounts due under our operating leases. For additional information relating to our leases, see Notes 6 to our audited consolidated financial statements found elsewhere in this Annual Report. We have no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase order basis. Our expected material cash requirements do not include any potential contingent payments upon the achievement by us of clinical, regulatory and commercial events, as applicable, or royalty payments that we may be required to make under license agreements we have entered into or may enter into with various entities pursuant to which we have in-licensed certain intellectual property, including our Onyx License Agreement. See the section titled “Business—License Agreement with Onyx” for additional information.
Cash Flows
Discussion of our cash flow activities for the year ended December 31, 2023 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 25, 2025.
The following summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(dollars in millions)	2025	2024
Net cash used in operating activities	$(51.8)	$(74.2)
Net cash provided by investing activities	92.5	80.4
Net cash provided by (used in) financing activities	(10.6)	0.1
Net increase in cash and cash equivalents	$30.1	$6.3
Cash Flows from Operating Activities
During the year ended December 31, 2025, cash used in operating activities was $51.8 million, which consisted of a net loss of $56.0 million and a net change of $5.4 million in our net operating assets and liabilities, adjusted by non-cash charges of $9.7 million. The non-cash charges consisted of $9.0 million for stock-based compensation expense, $0.9 million for impairment loss of long-lived assets, $0.9 million for depreciation, $0.3 million of cumulative currency translation loss, $0.2 million of non-cash interest expense, $0.1 million of loss on debt extinguishment, and $0.3 million of loss on disposition of property and equipment, offset by $2.0 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $2.4 million in other assets and a decrease of $1.9 million in prepaid expenses and other current assets, offset by a decrease of $7.3 million in accounts payable and accrued expenses driven by the reduced operating activities following the corporate restructuring in October 2025, and a decrease of $2.4 million in operating lease asset and liabilities
During the year ended December 31, 2024, cash used in operating activities was $74.2 million, which consisted of a net loss of $83.7 million and a net change of $1.3 million in our net operating assets and liabilities, adjusted by non-cash charges of $10.8 million. The non-cash charges consisted of $13.0 million for stock-based compensation expense, $1.5 million for impairment loss of long-lived assets, $1.0 million for depreciation, and $0.3 million of non-cash interest expense, offset by $5.0 million of amortization of premium and discounts on marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $3.2 million in other assets and a decrease of $0.3 million in prepaid expenses and other current assets, offset by a decrease of $3.1 million in accounts payable and accrued expenses driven by the timing of payments and reduced clinical expenditures from the termination of PALIZADE clinical trial in October 2024, and a decrease of $1.7 million in operating lease asset and liabilities.
Cash Flows from Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities was $92.5 million primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
During the year ended December 31, 2024, net cash provided by investing activities was $80.4 million primarily relating to the maturities of marketable securities exceeding purchases of such marketable securities.
Cash Flows from Financing Activities
During the year ended December 31, 2025, cash used in financing activities was $10.6 million primarily relating to the repayments and payoff of loan principal and final fee associated with the Loan Agreement with Oxford Finance.
During the year ended December 31, 2024, cash provided by financing activities was $0.1 million from the issuance of common stock pursuant to our employee equity plans.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Item 9B. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, the 2026 Proxy Statement, and/or an amendment to this Form 10-K under cover of Form 10-K/A, the 10-K/A, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in the 10-K/A or in the sections titled “Proposal 1: Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, in our 2026 Proxy Statement, which are incorporated herein by reference.
Code of Business Conduct and Ethics
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be included in the 10-K/A or will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” which are incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in the 10-K/A or in the section titled “Executive Officer and Director Compensation” in our 2026 Proxy Statement, which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 10-K/A or in the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement, which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 10-K/A or in the sections titled “Transactions With Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2026 Proxy Statement, which are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the 10-K/A or set forth in Proposal 2 under the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our 2026 Proxy Statement, which are incorporated herein by reference.

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

4.4
Amendment No. 2, dated as of October 16, 2025, to Rights Agreement, between the Company and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542) filed with the Commission on October 16, 2025).

4.5	Description of the Company’s Securities.
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

10.11+
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 25, 2025).

10.12+
Executive Employment Agreement, between the Company and Christopher J. Kirk, Ph.D., dated as of November 7, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.13+
Executive Employment Agreement, between the Company and Marc L. Belsky, dated as of March 20, 2025 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 25, 2025).

10.14+
Executive Employment Agreement, between the Company and Mark Schiller, dated as of March 20, 2025 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 25, 2025).

10.15†
Exclusive License Agreement by and between the Company and Onyx Therapeutics, Inc., dated June 11, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (File No. 333-225194), filed with the Commission on June 8, 2018).

10.16†
Collaboration and License Agreement, by and between the Company and Everest Medicines II (HK) Limited, dated as of September 20, 2023 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on November 13, 2023).

10.17†
Amendment No. 1 to Collaboration and License Agreement by and between the Company and Everest Medicines II (HK) Limited, dated as of July 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38542), filed with the Commission on August 13, 2024).

10.18†
Asset Purchase Agreement between Enodia Therapeutics SAS and the Company, dated as of March 6, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-38542), filed with the Commission on March 12, 2026).

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

19.1
Kezar Life Sciences, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 25, 2025).

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

Kezar Life Sciences, Inc. (Registrant)

March 27, 2026	By:	/s/ Christopher Kirk, Ph.D.
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

Name	Title	Date

/s/ Christopher Kirk, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2026
Christopher Kirk, Ph.D.

/s/ Marc Belsky	Chief Financial Officer and Secretary (Principal Financial Officer)	March 27, 2026
Marc Belsky

/s/ Pichi (Pattie) Chiang	Senior Vice President, Controller (Principal Accounting Officer)	March 27, 2026
Pichi (Pattie) Chiang

/s/ Graham Cooper	Chairman of the Board of Directors	March 27, 2026
Graham Cooper

/s/ Franklin Berger	Director	March 27, 2026
Franklin Berger

/s/ John Fowler	Director	March 27, 2026
John Fowler

/s/ Elizabeth Garner, M.D.	Director	March 27, 2026
Elizabeth Garner, M.D.

/s/ Michael Kauffman, M.D., Ph.D.	Director	March 27, 2026
Michael Kauffman, M.D., Ph.D.

/s/ Micki Klearman, M.D.	Director	March 27, 2026
Micki Klearman, M.D.

/s/ Courtney Wallace	Director	March 27, 2026
Courtney Wallace

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kezar Life Sciences, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kezar Life Sciences, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
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
San Francisco, California
March 27, 2026

KEZAR LIFE SCIENCES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$71,878	$41,749
Marketable securities	—	90,496
Prepaid expenses and other current assets	3,334	5,243
Assets held for sale	520	—
Total current assets	75,732	137,488
Property and equipment, net	166	2,893
Operating lease right-of-use asset	749	1,886
Other assets	—	2,415
Total assets	$76,647	$144,682
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$507	$3,651
Accrued liabilities	3,741	7,935
Operating lease liabilities, current	2,326	3,526
Debt, current	—	5,217
Total current liabilities	6,574	20,329
Operating lease liabilities, noncurrent	—	2,326
Debt, noncurrent	—	5,111
Total liabilities	6,574	27,766
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of December 31, 2025 and 2024; 7,331,739 and 7,303,629 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7	7
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	560,598	551,570
Accumulated other comprehensive loss	—	(162)
Accumulated deficit	(490,532)	(434,499)
Total stockholders' equity	70,073	116,916
Total liabilities and stockholders' equity	$76,647	$144,682
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Operations
(In thousands except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$—	$—	$7,000
Operating expenses:
Research and development	33,756	65,742	85,697
General and administrative	18,514	23,393	26,540
Restructuring and impairment charges	6,837	1,470	6,187
Total operating expenses	59,107	90,605	118,424
Loss from operations	(59,107)	(90,605)	(111,424)
Interest income	4,444	8,462	11,104
Other expenses	(1,370)	(1,593)	(1,550)
Net loss	$(56,033)	$(83,736)	$(101,870)
Net loss per common share, basic and diluted	$(7.66)	$(11.49)	$(14.04)
Weighted-average shares used to compute net loss per common share, basic and diluted	7,316,890	7,290,245	7,255,365
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(56,033)	$(83,736)	$(101,870)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	28	(63)	(2)
Reclassification of cumulative currency translation loss to other expenses	282	—	—
Net unrealized (loss) gain on marketable securities	(148)	31	795
Total other comprehensive income (loss), net of tax	162	(32)	793
Comprehensive loss	$(55,871)	$(83,768)	$(101,077)
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2022	6,849,343	$7	$519,681	$(923)	$(248,893)	$269,872
Cashless exercise of pre-funded warrants	379,289	—	—	—	—	—
Issuance of common stock under employee stock incentive plans	49,276	—	638	—	—	638
Stock-based compensation expense	—	—	18,137	—	—	18,137
Other comprehensive income	—	—	—	793	—	793
Net loss	—	—	—	—	(101,870)	(101,870)
Balance at December 31, 2023	7,277,908	$7	$538,456	$(130)	$(350,763)	$187,570
Reverse stock split rounding adjustment	43	—	—	—	—	—
Issuance of common stock under employee stock incentive plans	25,678	—	103	—	—	103
Stock-based compensation expense	—	—	13,011	—	—	13,011
Other comprehensive loss	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(83,736)	(83,736)
Balance at December 31, 2024	7,303,629	$7	$551,570	$(162)	$(434,499)	$116,916
Issuance of common stock under employee stock incentive plans	28,110	—	65	—	—	65
Stock-based compensation expense	—	—	8,963	—	—	8,963
Other comprehensive income	—	—	—	162	—	162
Net loss	—	—	—	—	(56,033)	(56,033)
Balance at December 31, 2025	7,331,739	$7	$560,598	$—	$(490,532)	$70,073
The accompanying notes are an integral part of these consolidated financial statements.

KEZAR LIFE SCIENCES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(56,033)	$(83,736)	$(101,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	897	1,040	1,066
Stock-based compensation	8,963	13,011	18,137
Amortization of premiums and discounts on marketable securities	(2,002)	(5,043)	(6,830)
Amortization of debt discount and issuance costs and other non-cash interest	176	259	235
Loss on debt extinguishment	146	—	—
Impairment loss of property and equipment	907	—	208
Impairment loss of right-of-use asset	—	1,549	2,700
Reclassification of currency translation loss	282	—	—
Loss on disposal of property and equipment	290	8	3
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,909	335	3,583
Other assets	2,415	3,180	(4,921)
Accounts payable and accrued liabilities	(7,338)	(3,146)	6,347
Operating lease asset and liabilities	(2,389)	(1,669)	(303)
Net cash used in operating activities	(51,777)	(74,212)	(81,645)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(29)	(1,810)
Purchases of marketable securities	(42,631)	(91,337)	(180,399)
Maturities of marketable securities	134,981	171,794	258,250
Proceeds from sale of equipment	121	—	5
Net cash provided by investing activities	92,463	80,428	76,046
Cash flows from financing activities:
Repayment of loan principal and final fee	(10,650)	—	—
Proceeds from issuance of common stock under employee stock incentive plans	65	103	638
Net cash (used in) provided by financing activities	(10,585)	103	638
Effect of exchange rate changes on cash and cash equivalents	28	(63)	(2)
Net increase (decrease) in cash and cash equivalents	30,129	6,256	(4,963)
Cash and cash equivalents at the beginning of period	41,749	35,493	40,456
Cash and cash equivalents at the end of period	$71,878	$41,749	$35,493
Supplemental disclosures of noncash investing and financing information:
Par value of common stock upon cashless exercise of prefunded warrants	$—	$—	$4
Supplemental disclosures
Cash paid for interest	$766	$1,335	$1,315
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
Liquidity
Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development and the advancement of zetomipzomib as well as the Company’s former product candidates. The Company’s ultimate success depends on the outcome of the ongoing research and development activities. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $490.5 million as of December 31, 2025. Management believes that its cash and cash equivalents as of December 31, 2025 will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.
Restructuring
In October 2025, the Company announced plans to explore a full range of strategic alternatives focused on maximizing stockholder value. If the process for evaluating strategic alternatives does not result in the Company consummating a transaction or any other strategic outcome, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
On November 6, 2025, the Company reduced its workforce by approximately 70% in connection with its strategic review process. In connection with the restructuring, the Company recorded a restructuring charge of $6.8 million in the fourth quarter of 2025. The restructuring charge includes one-time severance and termination benefit expense for employees terminated with separation dates before December 31, 2025, and a charge related to the impairment of property and equipment. Refer to Note 16 for additional information on the restructuring.
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
Foreign Currency Translation
The functional currency of the Company’s non-U.S. subsidiary was the Australian dollar. Asset and liability balances denominated in non-U.S. dollar currency were translated into U.S. dollars using period-end exchange rates, while expenses were based upon the exchange rate at the time of the transaction, if known, or at the average rate for the period. Equity accounts, except for the change in accumulated deficit during the year, have been translated using historical exchange rates. Differences were included in stockholders’ equity as a component of accumulated other comprehensive loss. Upon the dissolution of this non-U.S. subsidiary, reclassification of cumulative currency translation loss was recorded as part of other expenses in the Consolidated Statements of Operations.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2025, all of the Company’s cash and cash equivalents were held by financial institutions in the United States. Such deposits in the United States were in excess of insured limits.
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
Assets Held for Sale
An asset is considered to be held for sale when all the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value. The assets classified as held for sale are recorded at the lower of the carrying value and estimated fair value, less cost to sell. The assets held for sale consist of laboratory equipment based on above criteria, and the equipment is not depreciated while classified as held for sale.
Other Assets
Other assets consist of the non-current portions of unbilled receivable from Everest, and security deposits for the Company’s operating leases of office and laboratory space. As of December 31, 2025, other assets were classified as other current assets.
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
Impairment of Long-Lived Assets
Long-lived assets include property and equipment and ROU asset. The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An estimate of undiscounted future cash flows generated by the long-lived asset, or appropriate group of assets, is compared to the carrying value to determine whether an impairment exists at its lowest level of identifiable cash flows. Impairment loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques using unobservable fair value inputs, such as a projected discounted future cash flows. The Company recognizes an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. In December 2025, June 2024 and December 2023, the Company wrote down certain long-lived assets to their estimated fair values and recognized the impairment loss in the Consolidated Statement of Operations (see Note 3, 5, 6 and 16).
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
Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2025-12 Codification Improvements (“ASU 2025-12”), which address thirty-three issues, representing amendments to Accounting Standard Codification topics that clarify, correct errors or make minor improvements. The amendments make the Codification easier to understand and apply. ASU 2025-12 is effective for the Company in its annual reporting for fiscal year 2027, and in interim periods beginning in fiscal year 2027. Early adoption and retrospective application are permitted on an issue-by-issue basis. The Company is currently evaluating the impact of the adoption of ASU 2025-12 on its financial statements.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) – Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company in its annual reporting for fiscal year 2028, and in interim periods beginning in fiscal year 2028. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its financial statements.
In September 2025, the FASB issued ASU 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) to clarify and modernize the accounting for costs related to internal-use software by removing all references to software development project stages and clarifying the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company in its annual reporting for fiscal year 2028 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its financial statements.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03 Income Statement– Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”), which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose specific categories in the income tax rate reconciliation annually and provide additional information for reconciling items that meet a qualitative threshold. ASU 2023-09 also requires that entities disclose annually additional information about income taxes paid and disaggregated information for certain items. ASU 2023-09 is effective for the Company beginning on January 1, 2025. The Company adopted the new standard effective beginning fiscal year 2025 on a prospective basis, and has presented the effects of the adoption of ASU 2023-09 in Note 14 Income Taxes.

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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of December 31, 2025 or 2024.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$71,878	$71,878	$—	$—
Total	$71,878	$71,878	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$37,177	$37,177	$—	$—
Commercial paper	3,963	$—	3,963	—
Marketable securities:
Corporate debt securities	15,194	—	15,194	—
U.S. Treasury securities	27,391	27,391	—	—
Commercial paper	42,919	—	42,919	—
U.S. Government agency bonds	4,992	—	4,992	—
Total	$131,636	$64,568	$67,068	$—
Nonrecurring Fair Value Measurements
ROU asset associated with Suite 400 of the Company's headquarters in South San Francisco, California, is a separate asset group measured at fair value on a nonrecurring basis at December 31, 2023 due to an impairment recognized on the ROU asset at that date (see Note 6). Fair value of this asset group calculated as the present value of the estimated future cash flows of sublease income attributable to the ROU asset associated with Suite 400, was classified in Level 3 of the fair value hierarchy. When calculating the present value of the estimated future cash flows, sublease income was estimated to increase at a rate of 3.5% per year, and the cash flows were discounted using a rate of 13.3%. In June 2024, the Company recognized an additional $1.5 million impairment charge as restructuring and impairment charges in the Company’s Consolidated Statement of Operations in relation to Suite 400 to write off the net book value of the ROU asset as the estimated future cash flow from sublease income was zero due to then-current market conditions.

4. Available-for-Sale Securities
There were no available-for-sale securities as of December 31, 2025. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in the Company’s consolidated balance sheets as of December 31, 2024 (in thousands):

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
The Company did not recognize an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2024.
The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2024 (in thousands):

	December 31, 2024
	Less than 12 months
	Fair Value	Unrealized Losses
Commercial paper	$15,880	$(22)
Total	$15,880	$(22)
The Company believed that the individual unrealized losses represent temporary declines primarily resulting from interest rate changes, and intended to hold these marketable securities to their maturities.
The Company evaluated securities with unrealized losses to determine whether such losses, if any, were due to credit-related factors and determined that there were no credit-related losses to be recognized as of December 31, 2024. There were no sales of available-for-sale securities for the years ended December 31, 2025 and 2024.

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Unbilled receivable from Everest (Note 10)	$1,741	$—
Advance for clinical-related costs, current	—	3,380
Licenses, dues and subscriptions	72	514
Deposits for operating lease	674	—
Insurance	463	574
Interest receivable	184	424
Others	200	351
Total prepaid expenses and other current assets	$3,334	$5,243
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$3,268	$3,488
Furniture, laboratory and office equipment	—	5,565
Computer equipment	184	285
Total property and equipment	3,452	9,338
Less: accumulated depreciation and amortization	(3,286)	(6,445)
Property and equipment, net	$166	$2,893
Depreciation expense was $0.9 million, $1.0 million, and $1.1 million for the year ended December 31, 2025, 2024, and 2023, respectively. In December 2025, the Company disposed certain property and equipment that no longer utilized under current or expected future operations (see Note 16).
During the year ended December 31, 2025, the Company committed to a plan to sell majority of its laboratory equipment originally intended for use. The Company determined that this equipment met the requirements to be classified as held for sale. The Company recognized a loss of $0.9 million on remeasurement of assets held for sale within restructuring and impairment charges on the Company’s Consolidated Statement of Operations for the year ended December 31, 2025 (see Note 16). As of December 31, 2025, the laboratory equipment sales were expected to be completed within one year. The assets held for sale of $0.5 million, which is the estimated fair market value based on observable market conditions for selling used equipment, net of estimated costs to sell, have been classified as current assets in the Company’s Consolidated Balance Sheet.

Other Assets
As of December 31, 2025, other assets were classified as other current assets. Other assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Unbilled receivable from Everest, noncurrent (Note 10)	$—	$1,741
Deposits for operating lease	—	674
Total other assets	$—	$2,415
Accrued Liabilities
Accrued liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Accrued preclinical and research costs	$1,686	$841
Accrued severance related costs	1,556	—
Accrued clinical costs	93	4,212
Accrued employee-related costs	66	2,716
Accrued professional services	42	111
Others	298	55
Total accrued liabilities	$3,741	$7,935
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
As of December 31, 2025, the weighted average remaining lease term was 0.58 years. The weighted average discount rate used to determine the operating lease liability was 11.67%.

Information related to the Company’s lease liabilities were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023

Cash paid for operating lease liabilities	$3,526	$3,012	$2,566
Operating lease costs	1,636	2,222	3,464
Variable lease costs	1,572	1,848	1,502

Maturities of lease liabilities as of December 31, 2025 were as follows:
Less than 12 months	$2,418
Total undiscounted lease payments	2,418
Less: imputed interest	(92)
Total lease liabilities	$2,326

Operating lease liabilities, current	$2,326
Operating lease liabilities, noncurrent	—
Total operating lease liabilities	$2,326
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $1.6 million, $2.2 million and $3.5 million of rent expense, respectively. Variable lease costs were $1.6 million, $1.8 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In December 2023, the Company committed to a plan to sublease Suite 400 of its corporate headquarters following the Workforce Reduction (see Note 16) and evaluated the recoverability of ROU asset by comparing the carrying amount of the asset to future net undiscounted cash flows associated with the asset. The ROU asset is considered to be impaired if the carrying amount of the assets exceeds the fair value of the assets. Consequently, the Company recognized $2.7 million impairment charge in 2023. In June 2024, the Company recognized an additional $1.5 million impairment charge in relation to Suite 400 to write off the net book value of the ROU asset as of June 30, 2024 as the estimated future cash flow from sublease income was zero due to then-current market conditions.
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
On October 20, 2025, the Company made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released. The Company recorded a loss on debt extinguishment of $0.1 million related to this repayment for the year ended December 31, 2025.
Interest expense was $0.9 million, $1.6 million and $1.6 million for the year ended December 31, 2025, 2024 and 2023, respectively. The initial effective interest rate on the Term Loans, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 11%. The components of the debt balance as of December 31, 2024 are as follows (in thousands):

December 31, 2024
Principal loan balance	$10,000
Unamortized debt discount and issuance costs	(135)
Cumulative accretion of final fee	463
Debt, net	$10,328

Debt, current	$5,217
Debt, noncurrent	5,111
Debt, net	$10,328

8. Stockholders' Equity
Rights Plan
On October 17, 2024, the Company’s board of directors adopted a limited duration stockholder rights plan (the “Rights Plan”), effective immediately, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock as of the close of business on October 28, 2024, the record date. The Rights are exercisable only if a person or group (an “Acquiring Person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 10% or more of the Company’s outstanding common stock (15% in the case of a passive institutional investor as described in the Rights Plan). Once the Rights become exercisable, each Right will entitle its holder (other than any Acquiring Person, whose Rights will become void) to purchase, for $71.60, one one-hundredth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock, par value $0.001 per share (each, a “Preferred Share” and collectively, the “Preferred Shares”). The description and terms of the Rights Plan are set forth in the Rights Agreement, dated as of October 17, 2024 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A. The terms of the Preferred Shares are set forth in a Certificate of Designation filed with the Secretary of State of Delaware on October 17, 2024 (the "Final Expiration Date"). In October 2025, the Company entered into an amendment to the Rights Plan (the “Rights Plan Amendment”), extending the Final Expiration Date of the Rights Plan to the day following the certification of the voting results of the Company’s 2026 annual meeting of stockholders or, if at such meeting the Company’s stockholders approve or ratify the Rights Plan, to the day following the certification of the voting results of the Company’s 2027 annual meeting of the stockholders, unless the Rights are earlier redeemed or exchanged by the Company.

Pre-Funded Warrants
In connection with the Company’s previous underwritten public offerings, the Company issued pre-funded warrants to purchase an aggregate of 379,371 shares of the Company’s common stock. The warrant holders exercised all the shares of outstanding pre-funded warrants in 2023 at an exercise price of $0.01 per share. As of December 31, 2025, there were no pre-funded warrants outstanding.
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
As of December 31, 2025, options to purchase 59,590 shares of common stock were outstanding and 240,410 shares were available for future issuance under the Inducement Plan.
2018 Equity Incentive Plan
In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of December 31, 2025, options to purchase 1,464,194 shares of common stock and 497 RSUs were outstanding, and 463,558 shares were available for future issuance under the 2018 Plan.
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
Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the board of directors, generally over four years. The 2015 Plan allowed for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares were subject to repurchase at the original exercise price. As of December 31, 2025, options to purchase 123,312 shares of common stock were outstanding under the 2015 Plan.
2018 Employee Stock Purchase Plan
In June 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 20,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 37,500 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of December 31, 2025, 92,996 shares of common stock had been issued under the ESPP and 40,214 shares remained available for future issuance under the ESPP.
The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors subsequently authorized additional six-month offering periods, with the most recent offering period ended on November 15, 2025.
Option Repricing
In July 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $22.80 per share, the closing price of the Common Stock on July 24, 2023. The incremental stock-based compensation expense resulting from the Option Repricing was $0.5 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, there was $0.2 million remaining related to the unvested option shares which will be primarily amortized over the remaining requisite service periods through the end of 2026.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,650,390	$19.19	7.4	$105
Options granted	450,500	$6.36
Options exercised	(633)	$4.40		$1
Options cancelled/forfeited	(453,161)	$13.37
Outstanding at December 31, 2025	1,647,096	$17.29	5.0	$73
Vested and exercisable at December 31, 2025	1,300,774	$19.57	4.1	$3

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $4.73 and $5.92 per share, respectively. The aggregate intrinsic value of exercised stock options during the year ended December 31, 2025 was $1.1 thousand. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise. There were no options exercised during the year ended December 31, 2024.
Performance Option Grants Activities
On July 11, 2024, the Compensation Committee of the Company’s board of directors approved performance-based stock option grants to all employees, except the Chief Executive Officer, under the 2018 Plan. Performance-based stock options will vest upon the achievements of specified clinical trial milestones. The grant-date fair value of these performance-based stock options is calculated using the Black-Scholes option-pricing model. Performance-based stock options are included in the outstanding stock options table above. Stock-based compensation cost related to performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation is recognized until such time as the performance condition is considered probable of being achieved and related compensation cost would be recognized through a cumulative catch-up adjustment in the period of change. Stock-based compensation expenses of $0.3 million and $0.4 million related to performance-based stock options were recognized for the year ended December 31, 2025 and 2024, respectively.
Restricted Stock Units Activity
There were no RSUs granted during the year ended December 31, 2025. One-third of each RSU grant will vest annually following the vesting commencement dates, over a vesting period of 3 years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expense over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2024	10,916	$90.57
RSUs vested	(9,346)	$93.75
RSUs forfeited	(1,073)	$72.97
Outstanding as of December 31, 2025	497	$68.40
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by function was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$2,648	$4,025	$8,612
General and administrative	6,315	8,986	9,525
Total stock-based compensation expense	$8,963	$13,011	$18,137
As of December 31, 2025, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs that are expected to vest was $3.4 million with an estimated weighted average amortization period of 2.1 years.

The fair value of the employee stock options granted and the ESPP rights to purchase common stock of the Company is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			ESPP Rights
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	0.5	0.5	0.5
Expected volatility	83.2 - 86.0%	86.2 - 87.9%	87.6 - 88.4%	50.4%	54.4 - 73.2%	74.4 - 91.2%
Risk-free interest rate	4.0 - 4.5%	3.6 - 4.6%	3.5 - 4.7%	4.3%	4.4 - 5.4%	5.3 - 5.4%
Expected dividend yield	—	—	—	—	—	—
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
Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of December 31, 2025, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.
Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of December 31, 2025.
In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of December 31, 2025, the Company had an unbilled receivable of $1.7 million, representing reimbursement for payments made by the Company that is yet to be billed or due. The unbilled receivable was included in prepaid and other current assets in the Company’s Consolidated Balance Sheet as of December 31, 2025 and subsequently collected in January 2026. In connection with the cost-sharing arrangement with Everest, no contra research and development expense was recognized for the year ended December 31, 2025, and $3.6 million and $1.6 million was recognized as contra research and development expense for the years ended December 31, 2024 and 2023, respectively.
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

13. Defined Contribution Plan
The Company has a qualified 401(k) Savings and Investment Plan (the “401(k) Plan”) whereby employees may contribute up to the lesser of $70,000 or 100% of their pre-tax compensation. The total contributed amount from the employees is only up to Federal annual limits. The Company matches $1.00 for every $1.00 contributed to the 401(k) Plan by participants up to the first 4% of base compensation and incentive cash bonus (subject to statutory limits). During the years ended December 31, 2025, 2024 and 2023, the Company recorded matching contributions of approximately $0.6 million, $0.7 million and $0.8 million, respectively.
14. Income Taxes
No provision for income taxes was recorded for the years ended December 31, 2025, 2024 and 2023. The U.S. federal deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.
The following table presents domestic and foreign components of net loss for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(60,452)	$(83,475)	$(101,613)
Foreign	4,419	(261)	(257)
Total	$(56,033)	$(83,736)	$(101,870)
The components of the provision for (benefit from) income taxes are as follows (in thousands):

Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Provision for (benefit from) income taxes	$—	$—	$—
There was no income tax expense nor benefit for the years ended December 31, 2025, 2024, and 2023.
Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 2 for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
U.S federal statutory tax rate	$(11,767)	21.0%
State and local income taxes, net of federal income tax effect	—	—
Foreign tax effects
Australia
Rate differential	177	(0.3)
Intercompany debt forgiveness	(4,325)	7.7
Change in valuation allowance	3,220	(5.8)
Tax credits:
Research and development credit	(1,039)	1.9
Change in valuation allowance	7,828	(14.0)
Nondeductible items:
Stock-based compensation	5,010	(8.9)
Intercompany debt forgiveness - foreign subsidiary	1,062	(1.9)
Other	(166)	0.3
Provision for income taxes	$—	—%
A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.2	3.0
Foreign tax rate differential	0.0	0.0
Permanent differences	(0.3)	(2.1)
Research and development credit	2.2	3.2
Change in valuation allowance	(23.1)	(25.1)
Provision for income taxes	—%	—%
The components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Reserves and accruals	$3,413	$7,097
Net operating loss carryforwards	60,417	50,318
Research and development credit carryforwards	16,106	14,659
Lease Liabilities	489	1,230
R&D Capitalization	29,916	29,840
Gross deferred tax assets	110,341	103,144
Valuation allowance	(110,176)	(102,485)
Net deferred tax assets	165	659
Deferred tax liabilities
Property and equipment	(7)	(263)
Right-of-use asset	(158)	(396)
Net deferred tax assets	$—	$—

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provision effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.
Realization of the deferred tax assets is dependent upon future taxable income. Since the amount and timing of future income are uncertain, the net deferred tax assets, as of December 31, 2025, and December 31, 2024 have been fully offset by a valuation allowance. The valuation allowance increased approximately $7.7 million, $20.0 million and $25.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, the Company had federal net operating loss (“NOL”) carryforward of $272.7 million and a federal research and development tax credit carryforward of $15.9 million. If not utilized sooner, the federal NOL generated through December 31, 2017 and tax credit carryforwards will expire, beginning in 2035. Federal net operating loss carryforwards of $250.6 million generated from years ended after December 31, 2017, carryforward indefinitely. As of December 31, 2025 the Company had a state NOL carryforward of $45.5 million, which will expire beginning in 2035, and a state research and development tax credit carryforward of $6.9 million, which does not expire.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of the Company’s pre-change NOL carryforwards is subject to an annual limitation under Section 382 of the Code and similar California laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not performed a Section 382 analysis through December 31, 2025 and the Company has not utilized any NOL carryforwards through December 31, 2025. In addition, the Company’s deferred tax assets are subject to a full valuation allowance, and thus no benefit for deferred tax assets is recorded on the Company’s books. The Company’s ability to use the remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in the Company’s stock ownership.
The Company had $5.5 million of unrecognized tax benefits as of December 31, 2025. No liability related to uncertain tax positions is recorded on the financial statements. All uncertain tax positions are currently recorded as a reduction to the Company’s deferred tax assets, which are subject to a valuation allowance. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes, as necessary. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2025. A reconciliation of the Company’s unrecognized tax benefits for the year ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$5,007	$4,074
Decrease related to prior year tax positions	—	—
Increase related to current year tax positions	519	933
Balance at the end of the year	$5,526	$5,007
The Company files income tax returns in the United States federal jurisdiction, state jurisdictions and Australia. The Company currently has no federal, state or other jurisdictional tax examinations in progress. All years are open for examination by federal, state and Australian authorities.
Cash paid for income taxes, net of refunds received, was zero for all jurisdictions for the year ended December 31, 2025.

15. Net Loss Per Share
Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(56,033)	$(83,736)	$(101,870)
Denominator:
Weighted-average shares of common stock outstanding	7,316,890	7,290,245	7,255,365
Net loss per share, basic and diluted	$(7.66)	$(11.49)	$(14.04)
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	1,647,096	1,650,390	1,310,651
Restricted stock units subject to future vesting	497	10,916	21,945
Total	1,647,593	1,661,306	1,332,596
16. Restructuring and Impairment Charges
In October 2023, the Company announced a strategic restructuring and workforce reduction (the “2023 Workforce Reduction”) to prioritize its clinical-stage assets, extend the cash runway and reduce the total workforce. All employees affected by the 2023 Workforce Reduction separated from the Company by December 31, 2023. In connection with the 2023 Workforce Reduction, the Company committed to a plan to sublease Suite 400 of its corporate headquarters which resulted in an impairment to the right-of use asset and certain property and equipment no longer utilized under then-current or expected future operations.
In October 2025, the Company announced the initiation of a process to explore a full range of strategic alternatives focused on maximizing stockholder value. In connection with the evaluation of strategic alternatives, the Company is implementing a restructuring plan including workforce reduction and other cost-containment and cash conservation measures, pursuant to which the Company initially reduced its workforce by approximately 70%.
The Company recognized restructuring charges of $6.8 million, $1.5 million and $6.2 million, comprised primarily of one-time employee termination benefits and long-lived assets impairment costs during the years ended December 31, 2025, 2024 and 2023, respectively. Restructuring and impairment charges, recorded in the Consolidated Statement of Operations are presented in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Severance and related benefit costs	$5,741	$(79)	$3,279
Asset impairments	1,096	1,549	2,908
Total	$6,837	$1,470	$6,187

The following table illustrates the accrual activity and payments relating to restructuring and impairment charges (in thousands):

	Severance and related benefit costs	Asset impairments	Total
Balance as of January 1, 2023	$—	$—	$—
Restructuring charges	3,279	2,908	6,187
Cash payments made	(1,858)	—	(1,858)
Non-cash charges	—	(2,908)	(2,908)
Balance as of December 31, 2023	$1,421	$—	$1,421
Restructuring charges	—	1,549	1,549
Cash payments made	(1,342)	—	(1,342)
Non-cash charges	(79)	(1,549)	(1,628)
Balance as of December 31, 2024	$—	$—	$—
Restructuring charges	$5,741	$1,096	6,837
Cash payments made	$(4,185)	$—	(4,185)
Non-cash charges	$—	$(1,096)	(1,096)
Balance as of December 31, 2025	$1,556	$—	$1,556

17. Segment Reporting
The Company operates and manages its business as one operating segment, which primarily focuses on developing novel small molecule therapeutics to treat unmet medical needs in immune-mediated diseases. The Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (CODM), who reviews consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the consolidated balance sheets as total assets. The following table represents selected financial information for our segment for the years ended December 31, 2025, 2024 and 2023, in thousands:

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$—	$—	$7,000
Internal costs
Total salary / benefits	21,800	21,228	30,105
External costs by program
Zetomipzomib	15,855	36,652	40,513
KZR-261	839	5,940	6,428
Other protein secretion discovery programs	33	289	5,604
General and administrative	9,523	10,888	13,663
Other segment items (1)	11,057	15,608	22,111
Total operating expenses	$59,107	$90,605	$118,424
Loss from operations	(59,107)	(90,605)	(111,424)
Interest income	4,444	8,462	11,104
Other expenses	(1,370)	(1,593)	(1,550)
Consolidated segment net loss	$(56,033)	$(83,736)	$(101,870)
(1) Other segment items include stock-based compensation expense, depreciation and amortization, loss on disposal of property and equipment, impairment loss of property and equipment, and in 2024 and 2023, impairment loss of right-of-use asset.
18. Subsequent Event
Enodia Asset Purchase Agreement

On March 6, 2026, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Enodia Therapeutics SAS (“Enodia”), under which Enodia has acquired the Company’s assets from its Sec61-based discovery and development program. Under the terms of the Asset Purchase Agreement, the Company received initial upfront payments totaling $1.0 million, and may receive future payments from Enodia upon achievement of certain development, regulatory and commercial milestones, for a potential total of up to $127 million. In addition, Enodia will pay the Company tiered royalties on any net sales, subject to certain reductions for patent expiration, generic competition and payments for licenses to third party patents.