Form 10-K/A
period 2025-12-31
Kezar Life Sciences, Inc.
filed 2026-04-30
CIK 1645666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of Registrant’s Common Stock outstanding as of April 10, 2026 was 7,387,701 shares.

EXPLANATORY NOTE
Kezar Life Sciences, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”), to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission, or SEC, on March 27, 2026 (the “Original Report”), for the sole purpose of including the information required by Items 10 through 14 of Part III of Form 10-K and amending Item 15 of Part IV of the Original Report to update the exhibit list. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report.
Except as contained herein, this Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings made with the SEC subsequent to the Original Report.

In this Amendment, unless otherwise stated or the context otherwise indicates, references to “Kezar Life Sciences,” “Kezar,” “the Company,” “we,” “us,” “our” and similar references refer to Kezar Life Sciences, Inc. and our former wholly owned Australian subsidiary, Kezar Life Sciences Australia Pty Ltd. Kezar Life Sciences Australia Pty Ltd., which was legally dissolved as of September 29, 2025, was a private limited company, registered in Australia.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K/A contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:
•our exploration of strategic alternatives to maximize stockholder value, in a timely manner or at all, and whether any such transactions would generate value for stockholders;
•the expected timing and completion of the proposed Merger, including the satisfaction of conditions to the consummation of the Offer and the Merger;
•the potential payments under the CVR Agreement, including payments related to the Legacy Assets and other contingent milestones;
•our expectations regarding executive compensation, severance arrangements and equity award treatment in connection with the Merger; and
•other factors that may impact our financial results or the consummation of the Merger.
These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in our Original Report and elsewhere in this Amendment. You should not rely upon forward-looking statements as predictions of future events.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this Amendment reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this Amendment. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements in this Amendment, whether as a result of new information, future events or otherwise, after the date of this Amendment.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about Our Directors.
The names of the members of our Board of Directors (the “Board”), their respective ages, their positions with the Company and other biographical information as of April 10, 2026 are set forth below. We have a classified board consisting of three classes of directors, and our directors hold office for a three-year term until each of their successors has been duly elected and qualified or, if sooner, until the director’s resignation or removal.

Director	Age	Term Expires	Position(s) Held	Director Since
Graham Cooper	56	2026	Chairman	2017
Christopher Kirk, Ph.D.	54	2027	Chief Executive Officer and Director	2015
Franklin Berger	76	2026	Director	2016
John Fowler	54	2027	Director	2015
Elizabeth Garner, M.D.	58	2028	Director	2019
Michael Kauffman, M.D., Ph.D.	62	2028	Director	2016
Micki Klearman, M.D.	71	2026	Director	2021
Courtney Wallace	42	2028	Director	2021
Graham Cooper has served as a member of our Board since October 2017 and as our Chairman since May 2022. Mr. Cooper currently serves as the Chief Financial Officer and Chief Operating Officer of Tavo Biotherapeutics. Mr. Cooper previously served as Chief Financial Officer and Chief Operating Officer of Assembly Biosciences, Inc. from March 2018 until April 2019. Mr. Cooper served as the Chief Financial Officer of Receptos, Inc. from February 2013 to August 2015 and as the Chief Financial Officer and Executive Vice President of Finance & Business Development at Geron Corporation from January 2012 to December 2012. Prior to that, Mr. Cooper served as Chief Financial Officer of Orexigen Therapeutics, Inc. and held several positions at Deutsche Bank Securities, including Director, Health Care Investment Banking. Mr. Cooper also worked as an accountant at Deloitte & Touche LLP, where he earned his CPA. He has served as a member of the board of directors of Beam Therapeutics, Inc. since October 2019. Mr. Cooper previously served as a member of the board of directors of Celladon Corporation, Unity Biotechnology, Inc. and Applied Molecular Transport, Inc. Mr. Cooper received a B.A. degree in economics from the University of California at Berkeley and an M.B.A. degree from the Stanford Graduate School of Business. We believe that Mr. Cooper’s financial expertise and executive experience at life sciences companies qualifies him to serve on our Board.
Christopher Kirk, Ph.D., is our co-founder, Chief Executive Officer and a member of our Board. He previously served as our President and Chief Scientific Officer from March 2015 to April 2023. He has served as a member of our Board since February 2015. Prior to founding our company, Dr. Kirk was the Vice President of Research at Onyx Pharmaceuticals, Inc., from April 2010 to April 2014. Dr. Kirk previously served as Director of Pharmacology and Biology at Onyx Pharmaceuticals and at Proteolix, Inc. Dr. Kirk has served as a member of the Scientific Advisory Board at Karyopharm Therapeutics, Inc., C4 Therapeutics, Inc. and Avidity Biosciences LLC. Dr. Kirk received his B.S. degree in biochemistry from the University of California, Davis, and his Ph.D. degree in cellular and molecular biology from the University of Michigan. We believe that Dr. Kirk’s extensive knowledge of our company as co-founder and current Chief Executive Officer and his experience at pharmaceutical companies and his scientific experience and achievements qualifies him to serve on our Board.
Franklin M. Berger has served as a member of our Board since January 2016. Mr. Berger worked at Sectoral Asset Management as a founder of the small-cap focused NEMO Fund from January 2007 through June 2008. Prior to that, he served at J.P. Morgan Securities, most recently as Managing Director, Equity Research and Senior Biotechnology Analyst and served in similar capacities at Salomon Smith Barney and Josephthal & Co. Mr. Berger has served as a member of the board of directors Atea Pharmaceuticals, Inc. since September 2019, and Satellos Bioscience since June 2023. Mr. Berger previously served as a member of the board of directors ESSA Pharma, Inc., Atreca Inc., Five Prime Therapeutics, Inc., BioTime, Inc., Seattle Genetics, Inc., Proteostasis Therapeutics, Inc., Tocagen Inc., Immune Design Corp. and Bellus Health, each publicly held biotechnology companies. Mr. Berger received a B.A. degree in international relations and an M.A. degree in international economics from Johns Hopkins University, and an M.B.A. degree from the Harvard Business School. We believe that Mr. Berger’s financial background and experience in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies qualifies him to serve on our Board.
John Fowler is our co-founder and has served as a member of our Board since February 2015. He served as Chief Executive Officer of Kezar from June 2015 to November 2023. Prior to founding our company, Mr. Fowler was Chief Executive Officer of HealthCPA, a provider of patient advocacy and insurance navigation services, from June 2009 to October 2014. Mr. Fowler received his A.B. and M.B.A. degrees from Stanford University. We believe that Mr. Fowler’s extensive knowledge of our company as co-founder and Chief Executive Officer, his experience as the chief executive officer of multiple companies and his management background and experience in the healthcare industry qualifies him to serve on our Board.
Elizabeth Garner, M.D., has served as a member of our Board since December 2019. Dr. Garner has over a decade of pharmaceutical development experience, holding roles of increasing strategic responsibility in large and small companies, including Merck, Abbott (AbbVie), Myriad Genetics and Agile Therapeutics. Dr. Garner currently serves as Chief Executive Officer of SeNa Therapeutics, a privately held biotechnology company. She previously served as Chief Scientific Officer, U.S. for Ferring Pharmaceuticals, a specialty biopharmaceutical group specializing in reproductive medicine and maternal health, from May 2022 to May 2024. Prior to that, Dr. Garner served as the Chief Medical Officer at ObsEva SA, a biopharmaceutical company developing and commercializing novel therapies to improve women’s reproductive health, from July 2019 to May 2022. From January 2014 to July 2019, Dr. Garner was Chief Medical Officer of Agile Therapeutics, Inc., a public women’s healthcare company, and led the company’s clinical development, regulatory, and medical affairs strategies. Prior to her tenure at Agile, Dr. Garner was Vice President, Medical Affairs, Women’s Health/Preventive Care at Myriad Genetics from 2012 to 2014. Before that, she was Senior Director at Abbott Laboratories. From 2007 to 2011, Dr. Garner was Associate Director and then Director, Clinical Research at Merck Research Laboratories. Dr. Garner received joint M.D. and M.P.H degrees from Harvard Medical School and the Harvard School of Public Health. She was trained in obstetrics and gynecology at Brigham and Women’s/Massachusetts General Hospitals and completed a fellowship in gynecologic oncology at Brigham and Women’s and Dana Farber Cancer Institute. Prior to entering the pharmaceutical industry, Dr. Garner had several years of experience in academic clinical practice, basic science research in ovarian cancer, and teaching and mentorship at Harvard Medical School. She is also an author on numerous peer-reviewed scientific papers. We believe that Dr. Garner’s business and leadership experience at life sciences companies and her medical and scientific background qualifies her to serve on our Board.
Michael Kauffman, M.D., Ph.D., has served as a member of our Board since December 2016. Dr. Kauffman currently serves as President of Development and a member of the Board of Directors of Verastem Inc., a public biopharmaceutical company. Dr. Kauffman previously served as Chief Executive Officer and President of Nereid Therapeutics Inc., a private small molecule biopharma company, from November 2023 until June 2025. Prior to that, Dr. Kauffman co-founded Karyopharm Therapeutics, Inc. in 2008 and served as its Chief Executive Officer from January 2011 to April 2021, and served as a member of its board of directors from 2008 to May 2022. Dr. Kauffman also served as the President of Karyopharm Therapeutics, Inc. from January 2011 to December 2013 and as its Chief Medical Officer from January 2011 to December 2013. Prior to that, Dr. Kauffman served as Chief Medical Officer at Onyx Pharmaceuticals, Inc. and as Chief Medical Officer of Proteolix, Inc. Dr. Kauffman also served as President and Chief Executive Officer of both Epix Pharmaceuticals, Inc. and Predix Pharmaceuticals, Inc., and was an operating partner at Bessemer Venture Partners. Dr. Kauffman also held a number of senior positions at Millennium Pharmaceuticals, Inc. and Biogen Idec, Inc. Dr. Kauffman has served on the board of directors of Verastem Inc. since November 2012 and on the board of Kyntra Bio Inc. since June 2025, publicly held biopharmaceutical companies. He also serves on the boards of directors of private companies FoRx Therapeutics, BiVictriX Therapeutics and Incendia Therapeutics. Previously, he served on multiple boards of directors including those of Infinity Pharmaceuticals Inc., and Adicet Bio, both publicly held biopharmaceutical companies. Dr. Kauffman received his B.A. degree in biochemistry from Amherst College and his M.D. and Ph.D. degrees in biochemistry, cellular and molecular biology from Johns Hopkins Medical School. Dr. Kauffman completed his residency in internal medicine at Beth Israel Deaconess Hospital and was a fellow in Rheumatology at Massachusetts General Hospital and is board certified in internal medicine.
Micki Klearman, M.D., has served as a member of our Board since June 2021. Dr. Klearman is a rheumatologist and internist with over twenty years of clinical experience. Dr. Klearman retired from Genentech, Inc., where she worked from 2007 through 2018 in various roles, most recently as Associate Group Medical Director – Immunology Development, working on medications to treat rheumatoid arthritis and vasculitis. Prior to joining Genentech, Dr. Klearman spent twenty years in clinical practice at the Barnes-Jewish Hospital at the Washington University Medical Center. Dr. Klearman

received her B.S. in Biology from Stanford University and her M.D. from Washington University School of Medicine in St. Louis. She was trained in internal medicine and completed a rheumatology fellowship at Barnes-Jewish Hospital at Washington University School of Medicine. We believe that Dr. Klearman’s business and leadership experience at life sciences companies and in clinical practice qualifies her to serve on our Board.
Courtney Wallace has served as a member of our Board since December 2021. Ms. Wallace is a Venture Partner at Third Rock Ventures. Ms. Wallace previously served in various roles at Beam Therapeutics, most recently as its Chief Business Officer from November 2020 to December 2023. She was previously a Senior Director of Business Development at Celgene Corporation, where she was responsible for leading collaborations, licensing transactions, equity investments and mergers and acquisitions across a variety of therapeutic areas. Prior to joining Celgene, Ms. Wallace was a consultant with Easton Associates (now part of Navigant Consulting), a boutique healthcare management consultancy. While with Easton, she advised clients on general corporate strategy, pipeline and portfolio planning, clinical development, sales and marketing activities, and business development. Ms. Wallace holds an A.B. from Harvard College and an MBA from Harvard Business School. We believe that Ms. Wallace’s strategic, operational and business development experience at life sciences companies qualifies her to serve on our Board.
Information about Our Executive Officers.
The names of the executive officers, their respective ages, their positions with the Company and other biographical information as of April 10, 2026 are set forth below.

Name	Age	Position(s)
Christopher Kirk, Ph.D.	54	Chief Executive Officer and Director
Marc Belsky	70	Chief Financial Officer and Secretary
Mark Schiller	46	Chief Operating Officer
Christopher Kirk, Ph.D. Biographical information for Dr. Kirk is included above with the director biographies under the caption “Information about our Directors.”
Marc Belsky has served as our Chief Financial Officer and Secretary since April 2018. Prior to joining Kezar, from October 2009 to April 2018, Mr. Belsky held several roles at Five Prime Therapeutics, Inc., a publicly held biopharmaceutical company, including most recently as Senior Vice President and Chief Financial Officer. Before that, Mr. Belsky served in various roles at Cell Genesys, Inc., a biotechnology company acquired by BioSante Pharmaceuticals, Inc., Active Aero Group, Inc., DataWave Systems Inc., and Michigan National Corporation, a holding company for Michigan National Bank, which was acquired by BANA Holding Corporation. Mr. Belsky started his career as an auditor with Coopers & Lybrand. Mr. Belsky received a B.S. degree in accounting from Wayne State University and an M.B.A. degree from the University of Michigan. He is also a certified public accountant.
Mark Schiller has served as our Chief Operating Officer since July 2025 and prior to that as our Chief Legal Officer beginning from January 2024 to July 2025. Mr. Schiller joined Kezar in April 2019 and previously served as Vice President and Senior Vice President, Legal Affairs. Prior to Kezar, Mr. Schiller was the Executive Director, Legal Affairs at Immune Design, a public biotechnology company, from October 2014 until it was acquired by Merck in March 2019. Before that, he led the legal function at 3-V Biosciences, which is now Sagimet Biosciences, a public biopharmaceutical company. Mr. Schiller began his legal career as a corporate associate at Gunderson Dettmer LLP and worked as a corporate associate at Cooley, LLP. Mr. Schiller received his J.D. degree from the University of California, Hastings and B.S. degree in chemistry from the University of Maryland, College Park.
Corporate Governance
Audit Committee
The Audit Committee of the Board (the “Audit Committee”) was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the primary purpose to discharge the responsibilities of the Board with respect our corporate accounting and financial reporting processes, systems of internal control and audits of our financial statements, and to oversee the Company’s independent registered public accounting firm.

Mr. Cooper, Mr. Berger and Dr. Garner served as the members of the Audit Committee during 2025, with Mr. Cooper serving as Chair of the committee. The Board has determined that Mr. Cooper and Mr. Berger are each an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available in the “Investors & Media—Corporate Governance” section of our website, www.kezarlifesciences.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.
Insider Trading Policy
We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Original Report.
Item 11. Executive Compensation.
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by all individuals who served as our Chief Executive Officer and the two other most highly compensated executive officers, or collectively, our named executive officers, during the fiscal years indicated:

Name and Principal Position	Year	Salary ($)		Option Awards ($)(1)(2)	Non Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Christopher Kirk, Ph.D.	2025	618,000		588,828	—	14,000	(4)	1,220,828
Chief Executive Officer	2024	600,000		—	313,500	13,800		927,300
Marc Belsky	2025	475,900		120,219	—	14,000	(4)	610,119
Chief Financial Officer	2024	462,000		261,835	177,408	13,800		915,043
Mark Schiller	2025	469,600	(5)	120,219	—	14,000	(4)	603,819
Chief Operating Officer	2024	451,000		230,393	173,185	13,800		868,378
________________________
(1)The amounts shown for option awards represent the aggregate grant date fair value of the option awards granted to our named executive officers during the years indicated as computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”). See Note 9 to Consolidated Financial Statements in our Original Report for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by our named executive officers upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)See “Narrative Disclosure to Summary Compensation Table—Equity-Based Incentive Awards” below for a description of the material terms of the program pursuant to which this compensation was awarded.
(3)The amounts reported in this column represent annual performance-based bonuses earned based on the achievement of company and individual performance goals and other factors deemed relevant by our Board and Compensation Committee of the Board (the “Compensation Committee”). The Compensation Committee did not approve payment of performance-based bonuses for 2025. For additional information, see “Narrative Disclosure to Summary Compensation Table—Annual Performance-Based Cash Compensation.”
(4)Amount includes $14,000 in matching contributions made by us to our named executive officer’s 401(k) plan account.

(5)Mr. Schiller's 2025 salary reflects an annual base salary of $464,600 effective January 1, 2025, which was subsequently increased to $474,600 effective July 1, 2025 in connection with his change in title to Chief Operating Officer.
Narrative Disclosure to the Summary Compensation Table
Annual Base Salary
Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. See “—Employment Arrangements” for additional information.
Equity-Based Incentive Awards
Overview
Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. Historically, we have used stock option grants for this purpose because we believe they are an effective means by which to align the long-term interests of our executive officers with those of our stockholders. The use of options also can provide tax and other advantages to our executive officers relative to other forms of equity compensation.
We award equity grants broadly to our employees, including to our non-executive employees. Grants to our executives and other employees are made at the discretion of the Board and are generally made upon commencement of employment, promotion or annually during the first quarter of each year. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees.
2025 Annual Grants
In connection with our annual grant process, on January 9, 2025, our Compensation Committee granted each of Dr. Kirk, Mr. Belsky and Mr. Schiller an option to purchase shares of our common stock in the amounts and at the exercise price listed below pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”). Each option vests in equal monthly installments over a four-year period, subject to the executive’s continuous service to us through each vesting date. The amount of option shares and the exercise price of each grant for 2025 are:

Named Executive Officer	Option Shares (#)	Exercise Price Per Share (1) ($)
Christopher Kirk	120,000	$6.58
Marc Belsky	24,500	$6.58
Mark Schiller	24,500	$6.58
________________________
(1)    The exercise price per share for each option was equal to the closing price of our common stock on The Nasdaq Stock Market on the date of grant.
Annual Performance-Based Cash Compensation
We develop a performance-based bonus program annually. Under the 2025 annual performance bonus program, each named executive officer was eligible for an annual performance bonus based on (1) the individual’s target bonus, as a percentage of annual base salary, and (2) the percentage attainment of our 2025 corporate goals established by our Board in its sole discretion. Each named executive officer is assigned a target performance bonus expressed as a percentage of their annual base salary. For our named executive officers other than the Chief Executive Officer, annual performance bonuses are partially weighted based upon the percentage achievement of individual goals. The Compensation Committee has generally considered each named executive officer’s individual contributions towards reaching our annual corporate goals in determining achievement of individual goals, and does not typically establish specific individual goals for our named executive officers.
At the end of the year, the Compensation Committee reviews our performance against our annual corporate goals and makes a preliminary determination regarding achievement, which it then approves together with the annual performance bonus cash payout to each named executive officer at the first Compensation Committee meeting of the next fiscal year. Because we intend for our performance based-bonus program to incentivize our executive officers to remain with the Company, our named executive officers must be employed on the day payment is made to earn and be eligible for any bonus payments.
Our 2025 performance-based bonus program was based on corporate goals tied to various clinical and operational metrics related to advancing the zetomipzomib clinical development program. In October 2025, we announced plans to explore strategic alternatives focused on maximizing stockholder value after being unable to align with the U.S. Food and Drug Administration (“FDA”) on a potential registrational clinical trial of zetomipzomib. Following this announcement, we began implementing a restructuring plan and wind-down of our business operations to focus on strategic alternatives for zetomipzomib development. Accordingly, the Compensation Committee did not approve payment of performance-based bonuses for 2025.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding equity awards held by our named executive officers that were outstanding as of December 31, 2025:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Christopher Kirk, Ph.D.	4,448	—		$14.10	9/14/2026
	17,792	—		$23.70	10/9/2027
	8,896	—		$23.70	1/6/2028
	4,448	—		$59.10	4/15/2028
	2,669	—		$59.10	4/15/2028
	8,749	—		$22.80	1/5/2029
	12,499	—		$22.80	1/11/2030
	25,999	—		$22.80	1/7/2031
	16,645	354	(1)	$22.80	1/4/2032
	13,853	5,146	(2)	$22.80	1/7/2033
	45,571	41,928	(3)	$8.40	11/6/2033
	27,500	92,500	(5)	$6.58	1/8/2035
Marc Belsky	17,793	—		$59.10	4/15/2028
	5,999	—		$22.80	1/5/2029
	5,999	—		$22.80	9/5/2029
	8,999	—		$22.80	1/11/2030
	21,999	—		$22.80	1/7/2031
	13,707	292	(1)	$22.80	1/4/2032
	14,218	5,281	(2)	$22.80	1/7/2033
	14,134	15,365	(4)	$9.30	1/6/2034
	12,000	—		$6.30	7/10/2034
	5,615	18,885	(5)	$6.58	1/8/2035
Mark Schiller	4,999	—		$22.80	4/14/2029
	2,499	—		$22.80	9/5/2029
	5,249	—		$22.80	1/11/2030
	11,000	—		$22.80	1/7/2031
	12,728	271	(1)	$22.80	1/4/2032
	12,030	4,469	(2)	$22.80	1/7/2033
	11,979	13,021	(4)	$9.30	1/6/2034
	12,000	—		$6.30	7/10/2034
	5,615	18,885	(5)	$6.58	1/8/2035
_________________________________
(1)The shares underlying the option vest in 48 equal monthly installments following January 5, 2022, subject to the named executive officer continuing to provide services through each such date.
(2)The shares underlying the option vest in 48 equal monthly installments following January 8, 2023, subject to the named executive officer continuing to provide services through each such date.
(3)The shares underlying the option vest in 48 equal monthly installments following November 7, 2023, subject to the named executive officer continuing to provide services through each such date.

(4)The shares underlying the option vest in 48 equal monthly installments following January 7, 2024, subject to the named executive officer continuing to provide services through each such date.
(5)The shares underlying the option vest in 48 equal monthly installments following January 9, 2025, subject to the named executive officer continuing to provide services through each such date.
Employment Arrangements
Below are descriptions of our employment agreements and arrangements with our named executive officers. The agreements generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary, annual target bonus and severance benefits upon a qualifying termination of employment or change in control of our company. Each named executive officer is also eligible to participate in all employee benefit plans that are generally available to our employees. Furthermore, each of our named executive officers has executed our standard form of employee confidential information and inventions agreement. The key terms of the employment agreements with our named executive officers, including potential payments upon termination or change in control, are described below.
Christopher Kirk, Ph.D.
Pursuant to our employment agreement with Dr. Kirk, we agreed to an initial annual base salary, which could be increased (or decreased) from time to time based on the review of our Compensation Committee. Dr. Kirk is also eligible for an annual performance bonus as determined by our Compensation Committee. For 2025, Dr. Kirk’s annual base salary was increased to $618,000, with an annual target bonus of 55% of his annual base salary. Additionally, Dr, Kirk is entitled to certain severance benefits pursuant to his employment agreement, the terms of which are described under the section titled “Potential Payments and Benefits upon Termination” below.
Marc Belsky
Pursuant to our employment agreement with Mr. Belsky, we agreed to an initial annual base salary, which could be increased (or decreased) from time to time based on the review of our Compensation Committee. Mr. Belsky is also eligible for an annual performance bonus as determined by our Compensation Committee. Effective January 1, 2025, Mr. Belsky’s annual base salary was increased to $475,900, with an annual target bonus of 40% of his annual base salary. Additionally, Mr. Belsky is entitled to certain severance benefits pursuant to his employment agreement, the terms of which are described under the section titled “Potential Payments and Benefits upon Termination” below.
Mark Schiller
Pursuant to our employment agreement with Mr. Schiller, we agreed to an initial annual base salary, which could be increased (or decreased) from time to time based on the review of our Compensation Committee. Mr. Schiller is also eligible for an annual performance bonus as determined by our Compensation Committee. Effective January 1, 2025, Mr. Schiller’s annual base salary was increased to $464,600, with an annual target bonus of 40% of his annual base salary. In connection with his change in title to Chief Operating Officer, Mr. Schiller’s annual base salary was increased to $474,600 on July 1, 2025, with no change to his annual target bonus. Additionally, Mr. Schiller is entitled to certain severance benefits pursuant to his employment agreement, the terms of which are described under the section titled “Potential Payments and Benefits upon Termination” below.
Potential Payments and Benefits upon Termination
Under the terms of their respective employment agreements, regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive all amounts earned during the term of service.
In the event of a covered termination, which includes an “involuntary termination without cause” or a “resignation for good reason” as well as termination due to a “permanent disability,” each of our named executive officers is eligible to receive (i) a payment equal to the sum of his or her monthly base salary and pro-rata bonus, multiplied by 12, and (ii) 12 monthly payments equal to the monthly cost of their health insurance premiums at the time of termination.
Alternatively, upon a covered termination which occurs within three months prior to or twelve months following the effective date of a change in control (a “change in control termination”), each of our named executive officers is eligible to receive (i) a payment equal to the sum of his or her monthly base salary and pro-rata bonus, multiplied by 18 in the case of Dr. Kirk, or 12 in the case of Mr. Belsky or Mr. Schiller, and (ii) 18 monthly payments in the case of Dr. Kirk, or 12 monthly payments in the case of Mr. Belsky or Mr. Schiller, equal to the monthly cost of health insurance premiums at the time of termination.

Under the terms of their respective employment agreements, in the event of a change in control termination, the vesting of all outstanding stock options and any other equity incentive awards held by Dr. Kirk, Mr. Belsky and Mr. Schiller will be accelerated in full, the period during which each stock option may be exercised will be the date that is 90 days after such termination date, and any reacquisition or repurchase rights applicable to any shares issued or issuable to Dr. Kirk, Mr. Belsky and Mr. Schiller under any equity incentive awards will lapse.
In addition, under the terms of his employment agreement, in the event of a voluntary resignation that is not a “resignation for good reason,” the Company has agreed to retain Dr. Kirk as a consultant for a period of 12 months pursuant to a consulting agreement providing for fees equal to 50% of his then-current base salary, in exchange for providing services to the Company up to a maximum of 20 hours per week.
Any severance payments or benefits due to our named executive officers is subject to the named executive officer’s execution of a general release of claims in favor of the Company. For purposes of each of the employment agreements with our named executive officers:
•“cause” generally means a determination by the Company based upon reasonably available information of the named executive officer’s: (i) unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes harm to the Company; (ii) material breach of any agreement to which the named executive officer and the Company are a party resulting in harm to the Company; (iii) failure to comply with the Company’s written policies or rules resulting in material harm to the company; (iv) conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State; (v) negligence or willful misconduct relating to the named executive officer’s performance of duties on behalf of the Company resulting in material harm to the Company; (vi) continuing failure to perform material and lawful assigned duties after receiving written notification of the failure from the Company’s chief executive officer; or (vii) failure to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has requested the named executive officer’s cooperation without prejudice or personal liability to the named executive officer. With respect to clause (vi), the named executive officer will be given written notice and a 30-day period in which to cure such breach. The named executive officer agrees that the breach of any confidentiality obligation to the company or any subsidiary shall not be curable to any extent.
•“change in control” generally means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) the acquisition by a natural person or entity of securities of the Company representing more than 50% of our combined voting power other than by a merger, consolidation or similar transaction, except for certain transactions that are primarily a private financing for the Company or that result in an increase to the level of ownership above the specified level solely as a result of a repurchase or other acquisition of voting securities by the Company reducing the number of shares outstanding; (ii) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own, directly or indirectly, more than 50% of the combined voting power of the surviving entity or its parent; or (iii) a consummated sale, lease, license or other disposition of all or substantially all of our assets other than to certain related parties.
•“permanent disability” generally means total and permanent disability as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the “Code”).
•“resignation for good reason” generally means the named executive officer’s resignation from all employee positions he or she then holds with the Company within 90 days following any of the following events taken without the named executive officer’s consent, provided the named executive officer has given the Company written notice of the event within 30 days after the first occurrence of the event and the Company has not cured the event within 30 days thereafter:
•a material decrease in the named executive officer’s annual base salary, other than in connection with a decrease in compensation for all comparable executives of the Company;
•the named executive officer’s duties or responsibilities are materially diminished (not simply a change in title), other than in connection with a change in control following which the Company survives as a separate legal entity or business unit and the named executive officer holds materially the same position in the legal entity or business unit as he held before the change in control;

•a relocation of the named executive officer’s principal place of work outside of a 50-mile radius of its current location; or
•the Company’s material breach of the named executive officer’s employment agreement.
Executive Separation Agreements
In connection with the Merger (as defined below), on April 1, 2026, each of Dr. Kirk, Mr. Belsky and Mr. Schiller signed Separation Agreements with the Company. Pursuant to the terms of their Separation Agreement, their employment with the Company will be terminated on the closing date of the Merger, or such earlier date as determined by the individual executive and the Board. Each Separation Agreement provides for severance benefits consistent with those resulting from a Covered Termination, as defined in each of their respective employment agreements and described under the section titled “Potential Payments and Benefits upon Termination” above. In addition, Dr. Kirk will receive his Severance Payment (as defined in his respective Separation Agreement) in a lump sum, less applicable payroll deductions and withholdings, and each of Mr. Belsky and Mr. Schiller will be entitled to receive a one-time cash payment equal to 12 months cost of health insurance premiums at the time of termination.
The foregoing severance benefits are contingent upon a general release of claims set forth in the Separation Agreements.
2026 Transaction Bonuses
In January 2026, following the initiation of the Company’s strategic review process, the Board did not pay an annual performance bonus to Dr. Kirk, Mr. Belsky or Mr. Schiller for their services in 2025. On February 13, 2026, the Board approved one-time bonus payments (the “Transaction Bonus”) to certain of the Company’s executive officers in recognition of their efforts in connection with the transactions contemplated by the Merger Agreement. The Transaction Bonuses were paid by the Company on March 31, 2026, to the following executive officers in the following amounts: Dr. Kirk received a payment of $100,000, and each of Mr. Belsky and Mr. Schiller received a payment of $50,000, respectively. In approving the Transaction Bonuses, the Board considered among other things, the fact that Dr. Kirk, Mr. Belsky and Mr. Schiller did not receive annual performance bonuses in respect of fiscal year 2025.
Health and Welfare Benefits; Perquisites
All of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental and vision insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances, and we did not provide any perquisites or personal benefits to our named executive officers in 2025.
401(k) Plan
Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended (the “Code”). Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. During 2025, we made 100% matching contributions on up to 4% of an employee’s eligible deferred compensation, subject to established limits.
Additional Compensation Policies and Practices
Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, we grant equity awards to our employees, including our named executive officers. Historically, we have granted new-hire option awards at the beginning of the month following a new hire’s employment start date. We also grant annual refresh equity awards to employees and executives in January of each fiscal year at the first regularly scheduled meeting of the Compensation Committee, and grant promotion and performance equity awards to employees and executives in July of each fiscal year at the third regularly scheduled meeting of the Compensation Committee. Non-employee directors receive an initial grant of stock option awards at the time of appointment to our Board and thereafter receive annual refresh grants pursuant to the non-employee director compensation policy, as further described under the heading, “Director Compensation” below. We do not otherwise maintain any written policies on the timing of equity awards.
Because the Compensation Committee has a practice of generally granting equity awards as described above, the Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Clawback Policy
We maintain an Incentive Compensation Recoupment Policy (the “Clawback Policy”), which is designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, and provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers.
Director Compensation
Cash and Equity Compensation
We maintain a non-employee director compensation policy, pursuant to which the non-employee Board Chair receives an annual cash retainer of $70,000, and each other non-employee director receives an annual base retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for committee services, as applicable:
•each chairperson of our audit, compensation and nominating and corporate governance committees receives an additional annual retainer of $15,000, $10,000 and $8,000, respectively;
•each other member of our audit, compensation and nominating and corporate governance committees receives an additional annual retainer of $7,500, $5,000 and $4,000, respectively; and
•each member of our clinical strategy and execution committee receives an annual retainer of $10,000.
These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the Board or the applicable committee. We also reimburse each of our directors for their travel expenses incurred in connection with their attendance at Board and committee meetings.
In addition, each non-employee director elected to the Board is eligible to receive an initial option to purchase 10,000 shares of our common stock. The shares subject to each such stock option vest monthly over a three-year period, subject to the director’s continued service as a director. Further, on the date of each annual meeting of stockholders, each non-employee director that continues to serve as a non-employee member on our Board will receive an option to purchase 5,000 shares of our common stock. The shares subject to each such stock option will vest in full on the date that is 12 months after the grant date, subject to the director’s continued service as a director. The exercise price of these options will equal the fair market value of our common stock on the date of grant.
This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
Director Compensation Table
The following table sets forth information regarding the compensation earned for service on the Board by our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)		Total ($)
Franklin Berger	55,500	15,766		71,266
Graham Cooper	90,000	15,766		105,766
John Fowler	40,000	36,828	(3)	76,828
Elizabeth Garner, M.D.	57,500	15,766		73,266
Michael Kauffman, M.D., Ph.D.	60,000	15,766		75,766
Micki Klearman, M.D.	54,000	15,766		69,766
Courtney Wallace	49,000	15,766		64,766

(1)The amounts reported in this column reflect the aggregate grant date fair value of the option awards granted to our directors as computed in accordance with ASC 718. See Note 9 to our Consolidated Financial Statements in our Original Report for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)The following table provides the aggregate number of outstanding stock options held by each of our non-employee directors as of December 31, 2025:

Name	Option Awards Outstanding at Year-End (#)
Franklin Berger	18,700
Graham Cooper	27,709
John Fowler	329,317
Elizabeth Garner, M.D.	21,368
Michael Kauffman, M.D., Ph.D.	20,867
Micki Klearman, M.D.	23,900
Courtney Wallace	21,300
(3)Mr. Fowler's 2025 option award value reflects (i) an option to purchase 5,000 shares of our common stock at a purchase price of $5.89 per share, the fair market value on the date of the grant, in recognition of his 2024 service on the Board, and (ii) an annual refresh option to purchase 5,000 shares granted at our 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan(1)	123,312	37.01	—
2018 Equity Incentive Plan(2)	1,464,691	15.09	463,558
2018 Employee Stock Purchase Plan(3)	—		40,214
Equity compensation plans not approved by security holders:
2022 Inducement Plan(4)	59,590	30.51	240,410
Total	1,647,593		744,182

(1)Following the adoption of our 2018 Plan, no additional stock awards have been or will be granted under our 2015 Equity Incentive Plan (“2015 Plan”). Any shares becoming available under the 2015 Plan by repurchase, forfeiture, expiration or cancellation will become available for grant under the 2018 Plan.
(2)The number of shares of common stock reserved for issuance under the 2018 Plan automatically increase on January 1 of each year by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board (which may be zero). Pursuant to the terms of the 2018 Plan, the number of shares available under the 2018 Plan was increased by 365,181 shares effective January 1, 2025. Subsequently, in December 2025, the Board acted such that there was no increase of the number of shares of our common stock reserved for issuance under the 2018 Plan as of January 1, 2026.
(3)The number of shares of common stock reserved for issuance under our 2018 Employee Stock Purchase Plans (“ESPP”) automatically increase on January 1 of each year by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, (ii) 37,500 shares or (iii) such lesser number of shares determined by our Board. In December 2024, the Board acted such that there was no increase of the number of shares of our common stock reserved for issuance under the ESPP as of January 1, 2025 and, in December 2025, the Board acted such that there was no increase of the number of shares of our common stock reserved for issuance under the ESPP as of January 1, 2026.
(4)Our 2022 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4), for the award of nonstatutory stock options, restricted stock units and other equity awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with us. Pursuant to the terms of the 2022 Inducement Plan, the Company may grant up to 300,000 shares of common stock in the form of inducement awards to eligible recipients in compliance with the requirements of Nasdaq Listing Rule 5635(c)(4).
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information known to us regarding the beneficial ownership of shares of our common stock as of April 1, 2026, by: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities.
Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of our outstanding common stock, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options and warrants that are currently exercisable within 60 days of April 1, 2026. Options to purchase shares of our common stock that are exercisable within 60 days of April 1, 2026 are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by him or her, except for shares owned jointly with that person’s spouse.
We have based our calculation of beneficial ownership on 7,378,900 shares of our common stock outstanding as of April 1, 2026. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Kezar Life Sciences, Inc., 4000 Shoreline Court, Suite 300, South San Francisco, California 94080.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Named Executive Officers:
Christopher Kirk, Ph.D. (1)	256,150	3.4%
Marc Belsky(2)	130,282	1.7%
Mark Schiller(3)	87,983	1.2%
John Fowler (4)	358,263	4.7%
Franklin Berger(5)	72,310	*
Graham Cooper (6)	22,709	*
Elizabeth Garner, M.D. (7)	16,368	*
Michael Kauffman, M.D., Ph.D. (8)	22,236	*
Micki Klearman, M.D. (9)	18,900	*
Courtney Wallace (10)	16,300	*
All current executive officers and directors as a group (10 persons) (11)	1,001,501	12.2%
Greater than 5% Stockholders:
BML Investment Partners, L.P. (12)	720,787	9.8%
Suvretta Capital Management (13)	716,759	9.8%
Tang Capital Management, LLC (14)	664,314	9.0%
Equal Talent Investments Limited (15)	616,502	8.4%
Baselake Partners, LP (16)	391,862	5.3%

*Represents beneficial ownership of less than 1%.
(1)Consists of (i) 43,134 shares of common stock and (ii) 213,016 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(2)Consists of (i) 1,872 shares of common stock and (ii) 128,410 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(3)Consists of (i) 2,739 shares of common stock and (ii) 85,244 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(4)Consists of (i) 39,391 shares of common stock held by John Fowler, (ii) 375 shares of common stock held in trust by John Fowler, (iii) 3,846 shares of common stock held by Montebello Holdings LLC, and (iv) 314,651 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026. John Fowler is a manager of Montebello Holdings LLC.
(5)Consists of (i) 58,610 shares of common stock and (ii) 13,700 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(6)Consists of 22,709 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(7)Consists of 16,368 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.

(8)Consists of (i) 6,369 shares of common stock and (ii) 15,867 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(9)Consists of 18,900 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(10)Consists of 16,300 shares of common stock issuable upon the exercise of stock options within 60 days of April 1, 2026.
(11)Consists of (i) 156,336 shares of common stock held by all current executive officers and directors as a group and (ii) 845,165 shares of common stock issuable to all current executive officers and directors as a group upon exercise of stock options within 60 days of April 1, 2026.
(12)Consists of 720,787 shares of common stock beneficially owned by BML Investment Partners, L.P. (“BML Investment Partners”), whose sole general partner is BML Capital Management, LLC. The managing member of BML Capital Management, LLC is Braden M. Leonard, who has shared voting and dispositive power with respect to the shares held directly by BML Investment Partners. Mr. Leonard disclaims beneficial ownership of the securities held by BML Investment Partners. The address for BML Investment Partners is 65 E Cedar - Suite 2, Zionsville, IN 46077. Based on information provided in Schedule 13G/A filed on February 29, 2026 regarding beneficial ownership of our common stock as of December 31, 2025.
(13)Consists of 716,759 shares of common stock beneficially owned by Suvretta Capital Management, LLC (“Suvretta”), Averill Master Fund, Ltd. (“Averill”), and Aaron Cowen by virtue of his role as control person of Suvretta. Suvretta and Mr. Cowen share voting and dispositive power over 716,759 shares of common stock, of which 675,229 are subject to shared voting and dispositive power with Averill. The address of Suvretta is 540 Madison Avenue, 7th Floor, New York, New York 10022. The address of Averill is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands. The address of Mr. Cowen is c/o Suvretta Capital Management, LLC, 40 Madison Avenue, 7th Floor, New York, New York 10022. Based on information provided in Schedule 13G/A filed on February 13, 2024 regarding beneficial ownership of our common stock as of December 31, 2023, retroactively adjusted to reflect the the Company’s October 2024 one-for-ten reverse stock split.
(14)Consists of 664,314 shares of common stock beneficially owned by Tang Capital Management, LLC, a Delaware limited liability company that is the general partner of Tang Capital Partners, LP and Tang Capital Partners International, LP (“TCM”). TCM has shared voting and dispositive power over such shares of common stock with Tang Capital Partners International, LP, a Delaware limited partnership engaged in capital management (“TCP International”), Tang Capital Partners III, Inc., a Nevada corporation that is indirectly wholly owned by Tang Capital Partners, LP (“TCP III”) and Kevin Tang, a United States citizen who is the manager of TCM and Chief Executive Officer of TCP III. The address of TCM, TCP International and Kevin Tang is 4747 Executive Drive, Suite 210, San Diego, CA 92121. The address of TCP III is 400 S. 4th Street, 3rd Floor, Las Vegas, NV 89101. Based on information provided in Schedule 13D/A filed on April 1, 2026 regarding beneficial ownership of our common stock as of March 30, 2026.
(15)Consists of 616,502 shares of common stock directly and beneficially owned by Equal Talent Investment Limited (“ETIL”) and beneficially held by Suk Ying Pauli Ng as a result of her position as director of ETIL. Suk Ying Pauli Ng is the sole director of ETIL and has sole voting and dispositive power with respect to the securities held by ETIL. Ms. Ng disclaims beneficial ownership of the securities owned directly by ETIL, except to the extent of her pecuniary interest therein. ETIL disclaims beneficial ownership of the securities owned directly by Morningside Venture Investments Limited. The address of Equal Talent Investment Limited is c/o THC Management Services S.A.M., 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, MC 98000, Monaco. Based on information provided in Schedule 13D/A filed on January 16, 2025 regarding beneficial ownership of our common stock as of December 3, 2024.
(16)Consists of 391,862 shares of common stock beneficially owned by Baselake Partners, LP (the “Baselake”). Baselake Management, LLC serves as the investment manager to Baselake. David Paolella serves as the managing member of Baselake Management, LLC. By virtue of these relationships, each of Baselake Management, LLC and David Paolella may be deemed to share voting and dispositive power with respect to the shares held directly Baselake. Each of the reporting persons disclaims beneficial ownership of such shares except to the extent of such person's pecuniary interest therein. The address for Baselake Partners, LP is 3155 W. Big Beaver Road, Suite 207, Troy, Michigan 48084. Based on information provided in Schedule 13G filed on April 6, 2026 regarding beneficial ownership of our common stock as of March 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures Regarding Transactions with Related Persons
We have adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds or will exceed $120,000 or, during such time as we qualify as a “smaller reporting company,” the lesser of (1) $120,000 or (2) 1% of the average of our total assets for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or a holder of more than 5% of our capital stock, including any of their immediate family members, and any entity owned or controlled by such persons.
Certain Related-Party Transactions
Below are our related-party transactions since January 1, 2024 to which we were a party or will be a party, other than compensation, termination and change of control arrangements with our named executive officers and directors, which are described in Part III, Item 11 titled “Executive Compensation” above.
We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions with unrelated third parties.
Agreement and Plan of Merger with Aurinia Pharma
On March 30, 2026, Kezar Life Sciences, Inc., a Delaware corporation (the “Company” or “Kezar”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Aurinia Pharma U.S., Inc., a Delaware corporation (“Parent” or “Aurinia”), Aurinia Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, the “Buyer Entities”), and, solely for purposes of Section 10.13 of the Merger Agreement, Aurinia Pharmaceuticals Inc., a company incorporated under the laws of the Province of Alberta (“Ultimate Parent”), and the parent entity of Parent.
Kevin Tang, manager of Tang Capital Management, a greater than 5% holder of our common stock, serves as Aurinia’s Chief Executive Officer and Chair of Aurinia’s board of directors.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent caused Merger Sub to commence a cash tender offer (the “Offer”) on April 11, 2026. The Offer consists of an offer to purchase all of the outstanding shares of common stock of the Company, par value $0.001 per share (the “Shares”), for (i) $6.955 per Share, payable in cash, without interest (such amount, or any different amount per Share paid pursuant to the Offer, the “Cash Amount”), plus (ii) one contingent value right per Share (each, a “CVR”), which represents the right to receive certain payments in cash in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into by and among Ultimate Parent, the Buyer Entities, a representative, agent and attorney in fact of the CVR holders (the “Representative”) and a rights agent (the “Rights Agent”) (the Cash Amount plus one CVR, together, the “Offer Price”). The Offer will remain open for 20 business days, subject to extension under certain circumstances.
Tender and Support Agreement
On March 30, 2026, Tang Capital Partners, LP (the “Supporting Stockholder”), solely in its capacity as a holder of Shares, entered into a tender and support agreement with Parent, Merger Sub and the Company (the “Tender and Support Agreement”), pursuant to which the Supporting Stockholder agreed, among other things, to tender all Shares held by it in the Offer and to certain other restrictions with respect to the Company and such Shares. The Supporting Stockholder held approximately 9.0% of the outstanding Shares as of March 30, 2026. The Tender and Support Agreement terminates upon the earliest of (i) the termination of the Merger Agreement and (ii) the Effective Time. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Tender and Support Agreement filed as Exhibit 10.1 hereto and incorporated herein by reference.

Interests of Certain Persons
Certain of the Company’s executive officers and directors may be deemed to have interests in the Merger Agreement and the Transactions contemplated thereby that may be different from or in addition to the interests of the Company’s stockholders generally, including that certain of the directors may, by virtue of their employment in other companies, have ordinary course commercial relationships with Parent. The Board was aware of these interests and considered that such interests may be different from or in addition to the interests of the Company’s stockholders generally, among other matters, in determining to approve the Merger Agreement and the Transactions contemplated thereby.
Board Independence
As required under The Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent auditors, the Board has affirmatively determined that all of our current directors, except Mr. Fowler and Dr. Kirk, by virtue of their respective positions as our former Chief Executive Officer and our current Chief Executive Officer, are, and in 2025 were, independent directors within the meaning of the applicable Nasdaq listing standards. In making these determinations, our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that none of our directors had a material or other disqualifying relationship with the Company. The Board also determined that each member of our Audit, Compensation and Nominating and Corporate Governance Committees satisfies the independence standards for such committees established by the SEC and the Nasdaq listing standards, as applicable.
Item 14. Principal Accountant Fees and Services.
Independent Registered Public Accounting Firm Fees
The following table represents the aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024 by KPMG LLP, our independent registered public accounting firm. All fees described below were pre-approved by the Audit Committee.

	Fiscal Year
	2025	2024
Audit fees(1)	$560,000	$585,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total Fees	$560,000	$585,000

(1)Audit fees relate to the audit of our annual financial statements, review of interim financial statements and assistance with registration statements filed with the SEC.
Pre-Approval Policies and Procedures
Our Audit Committee approves all audit, and pre-approves all non-audit, services provided by KPMG LLP before it is engaged by us to render non-audit services to ensure that the provision of these services does not impair the auditor’s independence. These services may include audit-related services, tax services and other non-audit services.
The pre-approval requirement set forth above does not apply with respect to non-audit services if:
•all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to KPMG LLP during the fiscal year in which the services are provided;

•such services were not recognized as non-audit services at the time of the relevant engagement; and
•such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.
The Audit Committee elected to delegate pre-approval authority to the chair of the Audit Committee to approve any one or more individual permitted non-audit services for which estimated fees do not exceed $75,000 as well as adjustments to any estimated pre-approval fee thresholds up to $50,000 for any individual service. Any services that would exceed such limits should be pre-approved by the full Audit Committee. The chair will report any pre-approval granted at the next meeting of the Audit Committee.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)(3) Exhibits

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of March 30, 2026, by and among Kezar Life Sciences, Inc., Aurinia Pharma U.S., Inc., Aurinia Merger Sub, Inc. and, solely for purposes of Section 10.13, Aurinia Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on March 30, 2026).

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

4.5	Description of the Company’s Securities (incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 27, 2026).
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

10.22
Form of Tender and Support Agreement, dated as of March 30, 2026, by and among Aurinia Pharma U.S., Inc., Aurinia Merger Sub, Inc., Kezar Life Sciences, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on March 30, 2026).

19.1
Kezar Life Sciences, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 25, 2025).

23.1
Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 27, 2026).

24.1
Power of Attorney (included on the signature page to the Original Report and incorporated herein by reference to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 27, 2026).

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 27, 2026).

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 27, 2026).

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K (File No. 001-38542), filed with the Commission on March 27, 2026).

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
†Certain information has been omitted from this document in accordance with Items 601(a)(5), 601(b)(2) or 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Kezar Life Sciences, Inc. (Registrant)

April 30, 2026	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)