Form 10-Q
period 2026-03-31
Kezar Life Sciences, Inc.
filed 2026-05-11
CIK 1645666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, the registrant had 7,387,701 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “potential,” “project,” “plan,” “expect,” “seek,” “target” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:
•our ability to successfully consummate the transaction contemplated pursuant to the Merger Agreement (as defined in this Quarterly Report) or, if we are not successful in consummating such transaction, our ability to successfully identify and implement any other strategic alternative;
•the possibility that our board of directors may decide to pursue a dissolution and liquidation, if a strategic transaction is not consummated, and the amount of cash available for distribution to our stockholders in such event;
•the expected timing and completion of the proposed Merger (as defined in this Quarterly Report), including the satisfaction of conditions to the consummation of the Offer (as defined in this Quarterly Report) and the Merger;
•the potential payments under the CVR Agreement (as defined in this Quarterly Report), including payments related to the Legacy Assets (as defined in this Quarterly Report) and other contingent milestones;
•our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources; and
•other factors that may impact our financial results or the consummation of the Merger.
These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,229	$71,878
Prepaid expenses and other current assets	1,334	3,334
Assets held for sale	—	520
Total current assets	67,563	75,732
Property and equipment, net	—	166
Operating lease right-of-use asset	436	749
Total assets	$67,999	$76,647
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$273	$507
Accrued and other current liabilities	1,135	3,741
Operating lease liabilities, current	1,354	2,326
Total current liabilities	2,762	6,574
Total liabilities	2,762	6,574
Stockholders' equity:
Common stock, $0.001 par value, 250,000,000 shares authorized as of March 31, 2026 (unaudited) and December 31, 2025; 7,374,375 and 7,331,739 shares issued and outstanding as of March 31, 2026 (unaudited) and December 31, 2025, respectively	7	7
Preferred stock, $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2026 (unaudited) and December 31, 2025	—	—
Additional paid-in capital	561,518	560,598
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(496,288)	(490,532)
Total stockholders' equity	65,237	70,073
Total liabilities and stockholders' equity	$67,999	$76,647
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,545	$12,180
General and administrative	5,208	5,449
Restructuring and impairment charges	612	—
Total operating expenses	7,365	17,629
Loss from operations	(7,365)	(17,629)
Interest income	609	1,420
Gain on sale of nonfinancial asset	1,000	—
Interest expense	—	(347)
Net loss	$(5,756)	$(16,556)
Net loss per common share, basic and diluted	$(0.78)	$(2.27)
Weighted-average shares used to compute net loss per common share, basic and diluted	7,343,909	7,305,658
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,756)	$(16,556)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	5
Unrealized loss on marketable securities	—	(75)
Total other comprehensive income (loss), net of tax	—	(70)
Comprehensive loss	$(5,756)	$(16,626)

See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2025	7,331,739	$7	$560,598	$—	$(490,532)	$70,073
Issuance of common stock under employee stock incentive plans	42,636	—	267	—	—	267
Stock-based compensation expense	—	—	653	—	—	653
Net loss	—	—	—	—	(5,756)	(5,756)
Balance as of March 31, 2026	7,374,375	$7	$561,518	$—	$(496,288)	$65,237

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNTS
Balance at December 31, 2024	7,303,629	$7	$551,570	$(162)	$(434,499)	$116,916
Issuance of common stock under employee stock incentive plans	2,171	—	—	—	—	—
Stock-based compensation expense	—	—	2,779	—	—	2,779
Other comprehensive loss	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(16,556)	(16,556)
Balance as of March 31, 2025	7,305,800	$7	$554,349	$(232)	$(451,055)	$103,069
See accompanying notes to the unaudited condensed consolidated financial statements

KEZAR LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,756)	$(16,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	251
Stock-based compensation	653	2,779
Amortization of premiums and discounts on marketable securities	—	(688)
Amortization of debt discount and issuance costs and other non-cash interest	—	159
Loss on fixed asset write-off	119	—
Gain on sale of nonfinancial asset	(1,000)	—
Gain on disposition of fixed assets	(9)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,000	(714)
Other assets	—	1,741
Accounts payable, accrued and other current liabilities	(2,840)	(3,597)
Operating lease assets and liabilities	(659)	(565)
Net cash used in operating activities	(7,445)	(17,190)
Cash flows from investing activities:
Purchases of property and equipment	—	(8)
Proceeds from sale of nonfinancial asset	1,000	—
Proceeds from sale of fixed assets	529	—
Maturities of marketable securities	—	13,750
Net cash provided by investing activities	1,529	13,742
Cash flows from financing activities:
Repayment of loan principal	—	(1,304)
Proceeds from issuance of common stock under employee stock incentive plans	267	—
Net cash provided by (used in) financing activities	267	(1,304)
Effect of exchange rate changes on cash and cash equivalents	—	5
Net decrease in cash and cash equivalents	(5,649)	(4,747)
Cash and cash equivalents at the beginning of period	71,878	41,749
Cash and cash equivalents at the end of period	$66,229	$37,002
Supplemental disclosures
Cash paid for interest	$—	$189
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
The Agreement and Plan of Merger
On March 30, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Aurinia Pharma U.S., Inc., a Delaware corporation (“Parent” or “Aurinia”), Aurinia Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Aurinia (“Merger Sub” and together with Parent, the “Buyer Entities”), and, solely for purposes of Section 10.13 of the Merger Agreement, Aurinia Pharmaceuticals Inc., a company incorporated under the laws of the Province of Alberta (“Ultimate Parent”), and the parent entity of Parent.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent caused Merger Sub to commence a cash tender offer (the “Offer”) on April 13, 2026. The Offer consists of an offer to purchase all of the outstanding shares of common stock of the Company, par value $0.001 per share (the “Shares”), for (i) $6.955 per Share, payable in cash, without interest (such amount, or any different amount per Share paid pursuant to the Offer, the “Cash Amount”), plus (ii) one contingent value right per Share (each, a “CVR”), which represents the right to receive certain payments in cash in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into by and among Ultimate Parent, the Buyer Entities, a representative, agent and attorney in fact of the CVR holders and a rights agent (the Cash Amount plus one CVR, together, the “Offer Price”).
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
Liquidity
Since commencing operations in mid-2015, substantially all of the Company’s efforts have been focused on research, development, and the advancement of the Company’s product candidates. The Company has not yet generated product sales and as a result has experienced operating losses since inception and had an accumulated deficit of $496.3 million as of March 31, 2026. Management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s cash requirements for at least 12 months following the issuance of these financial statements.
Restructuring
In October 2025, the Company announced plans to explore a full range of strategic alternatives focused on maximizing stockholder value. If the process for evaluating strategic alternatives does not result in the Company consummating a transaction or any other strategic outcome, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
On November 6, 2025, the Company reduced its workforce by approximately 70% in connection with its strategic review process. In connection with the restructuring, the Company recorded a restructuring charge of $6.8 million in the fourth quarter of 2025, consisting primarily of one-time severance and termination benefit expense for employees terminated with separation dates before December 31, 2025, and a charge related to the impairment of property and equipment. The Company further recorded a restructuring charge of $0.6 million in the first quarter of 2026. The restructuring charge in the first quarter of 2026 included one-time severance and termination benefit expense for employees terminated with separation dates before March 31, 2026, and a charge related to fixed asset write-off. Refer to Note 11 for additional information on the restructuring.
2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2026 (the “Annual Report”), and there have been no material changes to such policies during the three months ended March 31, 2026.
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
The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report.
Unaudited Condensed Consolidated Financial Statements
The accompanying financial information as of March 31, 2026 is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report.
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
In December 2025, the FASB issued Accounting Standards Update No. 2025-11 Interim Reporting (Topic 270) – Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company in its annual reporting for fiscal year 2028, and in interim periods beginning in fiscal year 2028. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its financial statements.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) to clarify and modernize the accounting for costs related to internal-use software by removing all references to software development project stages and clarifying the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company in its annual reporting for fiscal year 2028 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its financial statements.
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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. The Company did not have any financial assets or liabilities measured using Level 3 inputs as of March 31, 2026 or December 31, 2025.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$66,229	$66,229	$—	$—
Total	$66,229	$66,229	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash equivalents:
U.S. Treasury money market funds	$71,878	$71,878	$—	$—
Total	$71,878	$71,878	$—	$—

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Unbilled receivable from Everest, current (Note 8)	$—	$1,741
Deposits for operating lease	674	674
Insurance	226	463
Interest receivable	206	184
Licenses, dues and subscriptions	38	72
Others	190	200
Total prepaid expenses and other current assets	$1,334	$3,334
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$—	$3,268
Computer equipment	—	184
Total property and equipment	—	3,452
Less: accumulated depreciation and amortization	—	(3,286)
Property and equipment, net	$—	$166

Depreciation expense was $47 thousand for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025.
As a result of restructuring, the Company disposed of all property and equipment during the three months ended March 31, 2026.
Accrued and Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued preclinical and research costs	$25	$1,686
Accrued severance related costs	179	1,556
Accrued clinical costs	4	93
Accrued employee-related costs	—	66
Accrued professional services	850	42
Others	77	298
Total accrued liabilities	$1,135	$3,741
5. Lease
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
On April 1, 2026, the Company entered into a lease termination agreement with the landlord and surrendered the premises to the landlord in the condition required under the lease. The lease termination agreement provides for the early termination of the lease and the Company agreed to pay the landlord approximately $2.0 million in fulfillment of its remaining obligations under the lease, consisting of (i) approximately $1.3 million paid by the Company to lessor concurrently with the execution of the lease termination agreement and (ii) the Company’s surrender of the approximately $0.7 million held by the lessor as a security deposit.

Information related to the Company’s lease liabilities were as follows (in thousands):

Three months ended March 31, 2026
Cash paid for operating lease liabilities	$972
Operating lease costs	371
Variable lease costs	447

Maturities of lease liabilities as of March 31, 2026 were as follows:
Less than 12 months	$1,388
Total undiscounted lease payments	1,388
Less: imputed interest	(34)
Total lease liabilities	$1,354

Operating lease liabilities, current	$1,354
Operating lease liabilities, noncurrent	—
Total operating lease liabilities	$1,354
6. Stockholders' Equity
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
On October 16, 2025, the Company entered into Amendment No. 2 (the “Amendment 2”) to the Rights Agreement, dated as of October 17, 2024, as amended on December 3, 2024, by and between the Company and Computershare Trust Company, N.A., as rights agent (as amended, the “Rights Agreement”) to extend the duration of the Rights Plan. The Rights Plan, as amended, will automatically expire on the day following the certification of the voting results of the Company’s 2026 annual meeting of stockholders or, if at such meeting the Company’s stockholders approve or ratify the Rights Agreement, the day following the certification of the voting results of the Company’s 2027 annual meeting, unless the Rights are earlier redeemed or exchanged by the Company. The Rights Agreement otherwise remains unmodified and in full force in accordance with its terms.
On March 30, 2026, the Company entered into Amendment No. 3 (the “Amendment 3”) to that certain Rights Agreement, dated October 17, 2024 by and between the Company and Computershare Trust Company, N.A., as amended on December 3, 2024, and as further amended on October 16, 2025. As a result of the Amendment 3, Parent and its subsidiaries and affiliates shall not be deemed an “Acquiring Person,” by virtue of (i) the execution of, or their entry into, the Merger Agreement, (ii) the execution of, or their entry into, any other contract or instrument in connection with the Merger Agreement, or (iii) their acquisition of, or their right to acquire, beneficial ownership of the Company’s securities as a result of their execution of the Merger Agreement. The Amendment 3 will terminate upon the termination of the Merger Agreement for any reason. Additionally, Amendment 3 provides that the Rights (as defined in the Rights Agreement) and the Rights Agreement itself will terminate and expire immediately prior to the effective time of the Merger.

7. Stock-Based Compensation
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
As of March 31, 2026, options to purchase 4,419 shares of common stock were outstanding and 295,581 shares were available for future issuance under the Inducement Plan. In connection with the Merger, the Inducement Plan will terminate as of the effective time of the Merger.
2018 Equity Incentive Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective as of June 20, 2018, at which point no further grants could be made under the 2015 Equity Incentive Plan (the “2015 Plan”) described below. Under the 2018 Plan, the Company may grant incentive stock options (“ISOs”), NSOs, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. As of March 31, 2026, options to purchase 1,112,830 shares of common stock and no RSUs were outstanding, and 779,477 shares were available for future issuance under the 2018 Plan. In connection with the Merger, the 2018 Plan will terminate as of the effective time of the Merger.
Initially, subject to adjustment as provided in the 2018 Plan, the aggregate number of shares of the Company’s common stock authorized for issuance pursuant to stock awards under the 2018 Plan was 400,000 shares, which is the sum of (i) 160,069 shares plus (ii) the number of shares reserved and available for issuance under the 2015 Plan at the time the 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under the 2015 Plan that expire, terminate are forfeited or otherwise not issued, or are withheld to satisfy a tax withholding obligation in connection with an award or to satisfy a purchase or exercise price of an award (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of the Company’s common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2025, the Company’s board of directors acted such that there was no increase in the number of shares of common stock reserved for issuance under the 2018 Plan as of January 1, 2026.
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
Options granted under the 2015 Plan expire no later than 10 years from the date of grant. Options granted under the 2015 Plan vest over periods determined by the Company’s board of directors, generally over four years. The 2015 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. As of March 31, 2026, options to purchase 116,618 shares of common stock were outstanding under the 2015 Plan. In connection with the Merger, the 2015 Plan will terminate as of the effective time of the Merger.

2018 Employee Stock Purchase Plan
In June 2018, the Company’s board of directors adopted and the stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective as of June 20, 2018. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 20,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) 37,500 shares, or a lesser number of shares determined by the Company’s board of directors prior to such increase. In December 2025, the Company’s board of directors acted such that there was no increase of the number of shares of common stock reserved for issuance under the ESPP as of January 1, 2025. As of March 31, 2026, 92,996 shares of common stock had been issued under the ESPP and 40,214 shares remained available for future issuance under the ESPP.
The price per share of common stock to be paid by an ESPP participant on the applicable purchase date of an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (i) the applicable offering date or (ii) the applicable purchase date. The Company’s board of directors authorized an initial six-month offering period beginning on November 16, 2018 and ending on May 15, 2019. The Company’s board of directors subsequently authorized additional six-month offering periods, with the most recent offering period ended on November 15, 2025. In connection with the Merger, the Company will terminate the ESPP as of immediately prior to the closing date of the Merger.
Option Repricing
In July 2023, the Compensation Committee of the Company’s board of directors approved a stock option repricing (the “Option Repricing”) in which the exercise price of certain outstanding options to purchase shares of the Company’s common stock under the 2018 Plan was reduced to $22.80 per share, the closing price of the Common Stock on July 24, 2023. The incremental stock-based compensation expense resulting from the Option Repricing was $49 thousand and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was $0.1 million remaining related to the unvested option shares which will be primarily amortized over the remaining requisite service periods through the end of 2026.
Stock Option Activity
The following table summarizes activity under the Company’s stock option plans and related information (in thousands, except share and per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,647,096	$17.29	5.0	$73
Options exercised	(42,139)	$6.35		$28
Options cancelled/forfeited	(371,090)	$17.02
Outstanding as of March 31, 2026	1,233,867	$17.74	6.1	$390
Vested and exercisable as of March 31, 2026	949,099	$20.55	5.4	$154
There were no options granted during the three months ended March 31, 2026. The aggregate intrinsic value of exercised stock options during the three months ended March 31, 2026 was $28 thousand. The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock at the date of exercise.
Performance Option Grants Activities
On July 11, 2024, the Compensation Committee of the Company’s board of directors approved performance-based stock option grants to all employees, except the Chief Executive Officer, under the 2018 Plan. Performance-based stock options will vest upon the achievements of specified clinical trial milestones. The grant-date fair value of these performance-based stock options is calculated using the Black-Scholes option-pricing model. Performance-based stock options are included in the outstanding stock options table above. Stock-based compensation cost related to performance-based stock options is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation is recognized until such time as the performance condition is considered probable of being achieved and related compensation cost would be recognized through a cumulative catch-up adjustment in the period of change. Stock-based compensation expenses of $0 and $0.3 million related to performance-based stock options were recognized during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, all performance-based option grants have been fully vested.
Restricted Stock Units Activity
There were no RSUs granted during the three months ended March 31, 2026. One-third of each RSU previously granted vests annually following the vesting commencement dates, over a vesting period of three years. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon vesting and are not forfeitable once fully vested. The valuations for these RSUs were based on the closing prices of the Company's common stock on the grant dates and recognized as stock-based compensation expenses over the respective vesting terms.

	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Price
Outstanding as of December 31, 2025	497	$68.40
RSUs vested	(497)	$68.40
Outstanding as of March 31, 2026	—	$—
Stock-Based Compensation Expense
Total stock-based compensation expense recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$7	$996
General and administrative	646	1,783
Total stock-based compensation expense	$653	$2,779
As of March 31, 2026, the unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.6 million with an estimated weighted average amortization period of 1.9 years.
The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model with the following range of assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (years)	0.0	5.5 - 6.0
Expected volatility	—%	84.6 - 86.0%
Risk-free interest rate	—%	4.4 - 4.5%
Expected dividend yield	—	—
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
8. Everest Collaboration
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
Milestone Payments. The potential development, regulatory and commercial milestone payments are paid upon achievement of certain milestones as defined in the Everest License Agreement. It was determined that their achievement is highly dependent on factors outside of the Company’s control. These payments have been fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods and, as such, have been excluded from the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint and, if necessary, adjust its estimate of the overall transaction price. As of March 31, 2026, the Company has not recognized any revenue associated with development, regulatory and commercial milestones.
Royalties. Any consideration related to royalties will be recognized if and when the related sales occur, as they were determined to relate predominantly to the license granted to Everest and, therefore, have also been excluded from the transaction price. No royalty revenue was recognized as of March 31, 2026.
In July 2024, the Company amended the Everest License Agreement to modify a development milestone and adjust certain payment terms relating to Everest’s responsibility for PALIZADE study costs in the Territory. As of March 31, 2026, there was no unbilled receivable. In connection with the cost-sharing arrangement with Everest, no contra research and development expense was recognized for the three months ended March 31, 2026, and 2025, respectively.

9. Income Taxes
No provision for income taxes was recorded for the three months ended March 31, 2026 and 2025. The Company has maintained a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2026.
10. Net Loss Per Share
Net Loss Per Share
The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(5,756)	$(16,556)
Denominator:
Weighted-average shares of common stock outstanding	7,343,909	7,305,658
Net loss per share, basic and diluted	$(0.78)	$(2.27)
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
The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	1,233,867	2,035,773
Restricted stock units subject to future vesting	—	8,451
Total	1,233,867	2,044,224
11. Restructuring and Impairment Charges
In October 2025, the Company announced the initiation of a process to explore a full range of strategic alternatives focused on maximizing stockholder value. In connection with the evaluation of strategic alternatives, the Company implemented a restructuring plan including workforce reduction and other cost-containment and cash conservation measures, pursuant to which the Company initially reduced its workforce by approximately 70%.
The Company recognized restructuring charges of $6.8 million, comprised primarily of one-time employee termination benefits and long-lived assets impairment costs during the year ended December 31, 2025. The Company further recognized restructuring charges of $0.6 million, comprised primarily of one-time employee termination benefits and long-

lived assets impairment costs during the three months ended March 31, 2026. The unpaid severance and related benefit costs included in accrued liabilities in the Condensed Consolidated Balance Sheets were $0.2 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively. Restructuring and impairment charges, recorded in the Condensed Consolidated Statement of Operations are presented in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Severance and related benefit costs	$493	$—
Asset impairments	119	—
Total	$612	$—
The following table illustrates the accrual activity and payments relating to restructuring and impairment charges (in thousands):

	Severance and related benefit costs	Asset impairments	Total
Balance as of January 1, 2025	$—	$—	$—
Restructuring charges	5,741	1,096	6,837
Cash payments made	(4,185)	—	(4,185)
Non-cash charges	—	(1,096)	(1,096)
Balance as of December 31, 2025	$1,556	$—	$1,556
Restructuring charges	493	119	612
Cash payments made	(1,870)	—	(1,870)
Non-cash charges	—	(119)	(119)
Balance as of March 31, 2026	$179	$—	$179

12. Segment Reporting
The Company operates and manages its business as one operating segment, which primarily focuses on developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases. The Company's Chief Executive Officer serves as the Company’s Chief Operating Decision Maker, who reviews condensed consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The following table represents selected financial information for our segment for the three months ended March 31, 2026 and 2025, in thousands:

	Three Months Ended March 31,
	2026	2025
Internal costs
Total salary / benefits	$1,896	$5,394
External costs by program
Zetomipzomib	698	6,091
KZR-261	9	684
General and administrative	3,943	2,430
Other segment items (1)	819	3,030
Total operating expenses	7,365	17,629
Loss from operations	(7,365)	(17,629)
Interest income	609	1,420
Gain on sale of nonfinancial asset	1,000	—
Interest expense	—	(347)
Consolidated segment net loss	$(5,756)	$(16,556)
(1) Other segment items include stock-based compensation expense, depreciation and amortization and in 2026, a loss on fixed asset write-off.

13. Subsequent Events
Executive Separation Agreements
On April 1, 2026, the Company entered into Separation Agreements with each of Christopher Kirk, Ph.D., the Company's Chief Executive Officer, Marc Belsky, the Company's Chief Financial Officer, and Mark Schiller, the Company's Chief Operating Officer (collectively, the “Separation Agreements”). Pursuant to the Separation Agreements, each executive's employment will be terminated on the closing date of the Merger, or such earlier date as determined by the applicable executive and the Company's board of directors. Each Separation Agreement provides for severance benefits consistent with those resulting from a Covered Termination (as defined in each executive's respective employment agreement) within three months prior to or twelve months following the effective date of a change in control. In addition, (i) Dr. Kirk will receive his Severance Payment (as defined in his respective Separation Agreement) in a lump sum payment, less applicable payroll deductions and withholdings, and (ii) each of Mr. Belsky and Mr. Schiller will receive a one-time cash payment equal to 12 months of cost of health insurance premiums at the time of termination. The foregoing severance benefits are contingent upon a general release of claims set forth in the Separation Agreements. In connection with the Separation Agreements, the vesting and exercisability of all outstanding stock options held by each executive will be accelerated in full upon such executive's termination date, and each executive's stock options may be exercised for a period of 90 days following such termination.
Tender and Support Agreement
In connection with the execution of the Merger Agreement, Tang Capital Partners, LP (the “Supporting Stockholder”), solely in its capacity as a holder of Shares, entered into a Tender and Support Agreement with Parent, Merger Sub and the Company, pursuant to which the Supporting Stockholder agreed, among other things, to tender all of the Shares held by the Supporting Stockholder in the Offer, subject to certain exceptions, including the valid termination of the Merger Agreement. The Supporting Stockholder held an aggregate of approximately 9.0% of the outstanding Shares as of March

30, 2026. The Tender and Support Agreement terminates upon the earliest of (i) the termination of the Merger Agreement and (ii) the effective time of the Merger.
The Merger Agreement may be terminated by either the Company or Parent if the Offer has not been consummated on or before June 28, 2026 (the “Outside Date”), subject to certain conditions set forth in the Merger Agreement.
Commencement of the Offer
On April 13, 2026, pursuant to the Merger Agreement, Parent caused Merger Sub to commence the Offer to purchase all of the outstanding Shares at the Offer Price, consisting of (i) $6.955 per Share in cash, without interest, plus (ii) one CVR per Share.
Legal Matters
In April 2026, the Company began to receive demand letters on behalf of purported stockholders challenging certain disclosures in the recommendation statement filed with the SEC on April 14, 2026 (the “Recommendation Statement”), in connection with, among other things, the Merger Agreement. As of May 11, 2026, one complaint has been filed in federal court in Illinois by a purported stockholder against the Company and certain members of its Board in connection with the Merger: Elkerson v. Kezar Life Sciences, Inc., et al., Case No. 1:26-cv-05013 (N.D. Ill. filed April 30, 2026) (the “Merger Action”). The Merger Action asserts that the Recommendation Statement omitted certain allegedly material information regarding, among other things, purported conflicts of interest, transaction fees, and TD Cowen’s financial analyses, in violation of Sections 14(e) and 14(d)(4) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14d-9 promulgated under the Exchange Act, rendering the Recommendation Statement false and misleading. The plaintiff in the Merger Action seeks, among other things, an injunction enjoining consummation of the Merger until the Company issues additional disclosures, rescission of the Merger if consummated or rescissory damages, and costs of the action, including attorneys’ fees and expert fees and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 27, 2026, or the Annual Report.
Overview
We are a clinical-stage biotechnology company developing novel small molecule therapeutics to treat unmet needs in immune-mediated diseases. We believe therapies that inhibit multiple drivers of disease by targeting fundamental upstream control processes within the cell have the potential for profound therapeutic benefit in a number of difficult-to-treat diseases.
Our product candidate, zetomipzomib, is a first-in-class selective immunoproteasome inhibitor that we have been evaluating for the treatment of severe autoimmune diseases of high unmet medical need. We believe that the immunoproteasome is a validated target for the treatment of a wide variety of immune-mediated diseases given its ability to regulate multiple drivers of the inflammatory disease process. Many inflammatory disorders are currently treated one cytokine or cell type at a time, but the immunoproteasome affects a broad spectrum of immune regulators. Based on clinical data generated to date, we believe that zetomipzomib has the potential to address multiple chronic immune-mediated diseases.
In October 2025, we announced plans to explore strategic alternatives focused on maximizing stockholder value after being unable to align with the U.S. Food and Drug Administration, or FDA, on a potential registrational clinical trial of zetomipzomib in patients with relapsed and refractory autoimmune hepatitis, or AIH.
On March 30, 2026, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Aurinia Pharma U.S., Inc., Aurinia Merger Sub, Inc., a wholly owned subsidiary of Aurinia Pharma U.S., and, solely for purposes of Section 10.13 of the Merger Agreement, Aurinia Pharmaceuticals Inc., the parent entity of Aurinia Pharma U.S. Pursuant to the Merger Agreement, Aurinia Pharma U.S. has made an offer, or the Offer, to purchase all of the outstanding shares of common stock of the company for (i) $6.955 per share, plus (ii) one contingent value right, or CVR, per share, which represents the right to receive certain payments in cash in accordance with the terms of a contingent value rights agreement, or CVR Agreement. On completion of the Offer, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the Delaware General Corporation Law, Aurinia Merger Sub will merge with and into our company, the Merger, with Kezar surviving the Merger, and without a meeting or vote of our stockholders.
There can be no assurance that the Merger will be completed, as the closing of the Offer is subject to certain conditions, including the tender of our common stock representing at least a majority of the total number of outstanding shares. The Merger Agreement contains customary termination rights for Aurinia Pharma U.S. and Aurinia Merger Sub, on the one hand, and us, on the other hand, including, among others, for failure to consummate the offer on or before June 28, 2026. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, including in connection with our entry into an agreement with respect to a superior company proposal (as defined in the Merger Agreement), we will be required to pay Aurinia Pharma U.S. a termination fee of $1.2 million.
Since our inception, we have incurred significant operating losses, and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and expenditures on other research and development activities. Our net losses were $5.8 million and $16.6 million for the three months ended March 31, 2026 and 2025, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2026, we had an accumulated deficit of $496.3 million.
In addition to general operating expenses and the costs associated with operating as a public company, we are incurring costs and expenditures related to the Merger. While we have entered into the Merger Agreement, there can be no assurance that the Merger will be completed within the expected timeframe or at all, as completion is subject to various closing conditions, including the minimum tender condition and other requirements set forth in the Merger Agreement. There can be no assurance that we will be able to successfully consummate the Merger, or any other favorable transaction. Our general operations and efforts regarding the consummation of the Merger may be costly, time-consuming and complex, and we are incurring significant costs, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any merger is completed. Any such expenses will decrease the remaining cash available to us for use in our business or that could be used in future distributions to our stockholders in the event the Merger is not completed and we pursue liquidation or dissolution. If the Merger is not completed, we may pursue alternative strategic transactions or liquidation or dissolution, which could have a variety of negative consequences. We may also implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. While we have entered into the Merger Agreement, there can be no assurances that the Merger will be completed, and if not completed, that any alternative transaction will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results.
Recent Developments
Executive Separation Agreements
On April 1, 2026, the Company entered into Separation Agreements with each of Christopher Kirk, Ph.D., the Company's Chief Executive Officer, Marc Belsky, the Company's Chief Financial Officer, and Mark Schiller, the Company's Chief Operating Officer, or collectively, the Separation Agreements. Pursuant to the Separation Agreements, each executive's employment will be terminated on the closing date of the Merger, or such earlier date as determined by the applicable executive and the Company's board of directors. Each Separation Agreement provides for severance benefits and acceleration of outstanding stock options, contingent upon a general release of claims. See Note 13 to our condensed consolidated financial statements for additional information.
Tender and Support Agreement
In connection with the execution of the Merger Agreement, Tang Capital Partners, LP, or the Supporting Stockholder, solely in its capacity as a holder of Shares, entered into a Tender and Support Agreement with Parent, Merger Sub and the Company, pursuant to which the Supporting Stockholder agreed, among other things, to tender all of the Shares held by the Supporting Stockholder in the Offer. The Supporting Stockholder held an aggregate of approximately 9.0% of the outstanding Shares as of March 30, 2026. See Note 13 to our condensed consolidated financial statements for additional information.
Lease termination
On April 1, 2026, the Company entered into an agreement with the landlord to terminate the operating lease of its corporate headquarters in exchange for a one-time payment of $2.0 million in fulfillment of its remaining obligations under the lease. See Note 5 to our condensed consolidated financial statements for additional information.
Commencement of the Offer
On April 13, 2026, pursuant to the Merger Agreement, Parent caused Merger Sub to commence the Offer to purchase all of the outstanding Shares at the Offer Price, consisting of (i) $6.955 per Share in cash, without interest, plus (ii) one CVR per Share. The Merger Agreement may be terminated by either the Company or Parent if the Offer has not been consummated on or before June 28, 2026, or the Outside Date, subject to certain conditions set forth in the Merger Agreement. See Note 13 to our condensed consolidated financial statements for additional information.
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
In October 2025, we initiated a process to explore a full range of strategic alternatives focused on maximizing stockholder value. Due to the suspension of various development efforts related to our programs and the recent reduction in our workforce, we expect our research and development expenses to remain flat or decrease for the remainder of 2026.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and expenses for outside professional services, including legal, human resources, information technology and audit services. Personnel costs consist of salaries, benefits and stock-based compensation. As a result of the ongoing strategic review and workforce reduction, we expect that our general and administrative expenses will remain flat or decrease for the remainder of 2026, and will include costs associated with operating as a public company, including expenses related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
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
We recognize an impairment loss when the total estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. See Note 11 to our condensed financial statements for additional information on the restructuring and impairment charges.
Interest Income
Our interest income consists of interest income earned on our cash, cash equivalents and marketable securities.
Gain on Sale of Nonfinancial Asset
Our gain on sale of nonfinancial asset was related to the upfront payments received under the Asset Purchase Agreement with Enodia.
Interest Expense
Our interest expense was related to our debt facility. A portion of the interest expense was non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with our loan agreement, or the Loan Agreement, that we entered into in November 2021 with Oxford Finance, LLC, or Oxford Finance. On October 20, 2025, we made a repayment of $6.3 million in full satisfaction of the aggregate outstanding amount, including accrued interest and final payment fee as of such date, under the Loan Agreement. Upon making the repayment, the Loan Agreement was terminated in accordance with its terms and all liens and security interests granted thereunder to secure the obligations were released. As a result, we expect the interest expense to decrease for the remaining 2026.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change
Operating expenses:
Research and development	$1.5	$12.2	$(10.7)
General and administrative	5.2	5.5	(0.3)
Restructuring and impairment charges	0.6	—	0.6
Total operating expenses	7.4	17.7	(10.3)
Loss from operations	(7.4)	(17.7)	10.3
Interest income	0.6	1.4	(0.8)
Gain on sale of nonfinancial asset	1.0	—	1.0
Interest expense	—	(0.3)	0.3
Net loss	$(5.8)	$(16.6)	$10.8
Research and Development Expenses
Research and development expenses decreased by $10.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decline was primarily attributable to a decrease of $4.7 million in clinical expenses, a decrease in $4.1 million in personnel-related expenses, a decrease of $1.2 million in consulting expenses and other outside research and manufacturing expenses, and a decrease of $0.7 million in facility-related expenses. These decreases were primarily resulting from our strategic decision to terminate the PALIZADE trial in October 2024 and the completion of the PORTOLA trial, reduced headcount in our research and development organization following the restructuring activities.
General and Administrative Expenses
General and administrative expenses decreased by $0.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease of $2.0 million in stock-based compensation and personnel-related expenses, offset by $1.5 million increase in legal and professional fees associated with pursuing and evaluating potential strategic alternatives for the Company and a $0.2 million increase in facilities related expenses.
Restructuring and Impairment Charges
Restructuring and impairment charges increased by $0.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily related to one-time severance-related costs and loss on fixed asset write-off following a corporate restructuring.
Interest Income
Interest income decreased by $0.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to the decrease in the balance of cash equivalents and marketable securities and lower interest rates.
Gain on Sale of Nonfinancial Asset
Gain on sale of nonfinancial asset increased by $1.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was related to the upfront payments received under the Asset Purchase Agreement with Enodia.

Interest Expense
Interest expense decreased by $0.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to the early payoff of outstanding debt balance in October 2025.
Liquidity and Capital Resources
Overview
As of March 31, 2026, we had $66.2 million in cash and cash equivalents, which consisted of bank deposits and highly liquid U.S. Treasury money market funds.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $5.8 million for the three months ended March 31, 2026, and we had an accumulated deficit of $496.3 million as of March 31, 2026.
We believe that our cash and cash equivalents as of March 31, 2026 will be sufficient to meet our projected operating requirements through at least the next 12 months from the date these financial statements were issued. We expect to incur additional losses in the future to fund our operations as we evaluate strategic alternatives. Failure to manage discretionary spending during this time may adversely impact our ability to achieve our intended business objectives.
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
Our future funding requirements will depend on many factors, including the following:
•the timing of Merger completion and, if the Merger is not completed, the outcome of our evaluation of strategic alternatives;
•realization of the benefits of our headcount reductions; and
•the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
Further, our operating plan may change, and we will need additional funds to meet operational needs and capital requirements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.
Our material cash requirements as of March 31, 2026 primarily related to the operating leases for office space. As of March 31, 2026, we have $1.4 million payable within 12 months. On April 1, 2026, we entered into an agreement to terminate the lease in exchange for a one-time payment of $2.0 million in fulfillment of the remaining obligation under the lease. Refer to Note 5 to our condensed consolidated financial statements for additional information.
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
Cash Flows
The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

(dollars in millions)	(unaudited)
Net cash used in operating activities	$(7.4)	$(17.2)
Net cash provided by investing activities	$1.5	$13.7
Net cash provided (used in) by financing activities	$0.3	$(1.3)
Cash Flows from Operating Activities
During the three months ended March 31, 2026, cash used in operating activities was $7.4 million, which consisted of a net loss of $5.8 million, gain on sale of nonfinancial asset of $1.0 million under the Assets Purchase Agreement with Enodia and a net change of $1.5 million in our net operating assets and liabilities, adjusted by non-cash charges of $0.8 million. The non-cash charges consisted of $0.6 million for stock-based compensation expense, $0.1 million for depreciation and amortization, and $0.1 million of loss on fixed asset write-off. The change in our net operating assets and liabilities was primarily due to a decrease of $2.0 million in prepaid expenses, other current assets and other assets driven by the collection of receivable from Everest, a decrease of $0.7 million in operating lease asset and liabilities, and a decrease of $2.8 million in accounts payable and accrued liabilities due to decreased research and development activities.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2026, primarily relating to the proceed from sale of nonfinancial asset of $1.0 million under the Assets Purchase Agreement with Enodia, and proceeds from sale of fixed assets of $0.5 million .
Net cash provided by investing activities was $13.7 million for the three months ended March 31, 2025, primarily relating to the maturities of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.3 million, primarily from the issuance of common stock under employee stock incentive plans.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. The market risk inherent in our financial instruments and in our financial position reflects the potential losses arising from adverse changes in interest rates and concentration of credit risk. We had cash and cash equivalents of $66.2 million as of March 31, 2026, which consisted of bank deposits and highly liquid U.S. Treasury money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration and the lower risk profile of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We have the ability to hold our cash equivalents until maturity, and we therefore do not expect a change in market interest rates to affect our operating results or cash flows to any significant degree.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to litigation and claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties. Refer to Note 13, Subsequent Events - Legal Matters, included in Part I, Item 1 of this Quarterly Report for a description of current legal proceedings.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, see the information in Part I, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors set forth below supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
The risks described in our Annual Report would apply to us if the Merger is not completed and we choose to resume research and development activities. However, at this time, we do not believe it is likely that we would choose to resume such efforts if the Merger is not completed, and instead we would either pursue an alternative strategic transaction, if available, or a dissolution and liquidation of our company.
Risks Related to the Pending Transaction with Aurinia Pharma U.S.
We may not complete the Merger with Aurinia Pharma U.S. within the timeframe we anticipate, or at all, which could have an adverse effect on our business, prospects, financial condition and results of operations.
On March 30, 2026, we announced we had entered into the Merger Agreement with Aurinia Pharma U.S., Inc., or Aurinia Pharma U.S., and certain of its affiliates. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Aurinia Merger Sub, or Merger Sub, commenced a cash tender offer, or the Offer, on April 13, 2026. The Offer consists of an offer to purchase all of the outstanding shares of common stock of the Company, par value $0.001 per share, or the Shares, at a price per Share consisting of (i) $6.955 per Share in cash, or the Cash Amount; and (ii) one nontransferable CVR for each Share, which represents the right to receive certain contingent cash payments equal to a pro rata share of the following, each pursuant to the CVR Agreement. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Aurinia Pharma U.S., Aurinia Merger Sub and the Company will, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware and without a vote of the Company stockholders, effect a merger of Aurinia Merger Sub with and into the Company, or the Merger and, together with the Offer and the other transactions contemplated by the Merger Agreement, the Transactions, with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Aurinia Pharma U.S.
The obligation of Merger Sub to accept for payment, and pay for, Shares validly tendered (and not validly withdrawn) pursuant to the Offer is subject to satisfaction or waiver, to the extent permitted under applicable legal requirements, of certain conditions set forth in the Merger Agreement, including (i) there being validly tendered and not validly withdrawn Shares that represent at least one share more than 50% of the number of Shares that are then issued and outstanding at the time of the expiration of the Offer, or the Minimum Tender Condition, (ii) the absence of any judgment, legal restraint or prohibition preventing or prohibiting the consummation of the Offer, the Merger or any of the other Transactions, and (iii) the Company’s Closing Net Cash as finally determined pursuant to the terms of the Merger Agreement is not less than $50 million. Aurinia Pharma U.S. and Merger Sub’s obligations to consummate the Offer and the Merger are not subject to a condition that any financing be received by Aurinia Pharma U.S. or Merger Sub for the consummation of the transactions contemplated by the Merger Agreement. We cannot assure you that the Merger with Aurinia Pharma U.S. will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.
If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. To the extent that the current market price of our common stock reflects the assumption that the Merger will be completed, the price of our common stock may decline. In addition, we could be required to pay Aurinia Pharma U.S. a termination fee of $1.2 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationships with our stockholders, employees, regulators, and business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger with Aurinia Pharma U.S. could adversely affect our business, financial results and/or operations.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention or focus may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and certain employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationships with customers, distribution partners, collaborators, regulators, and other business partners. For example, customers, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our financial condition and results of operations, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to carry on our business in the ordinary course of business in the manner the business has been conducted since the commencement of the wind-down of the operations and research and development activities of the Company, or the Wind-Down Process and its subsidiaries, and subjecting us to a variety of specified restrictions absent Aurinia Pharma U.S.’s prior consent. These limitations include, among other things, and subject to certain exceptions, restrictions on our ability to: acquire, lease, license, dispose or assign material tangible assets or properties or Company intellectual property; make investments or loans; enter into, modify or terminate material contracts or employee plans; repurchase or issue securities; pay dividends; make capital expenditures; commence, settle or release any legal proceeding; amend our organizational documents; and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, prospects, financial condition and results of operations.
In certain instances, the Merger Agreement requires us to pay a termination fee to Aurinia Pharma U.S., which could require us to use funds that would have otherwise been available for general corporate purposes.
Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Aurinia Pharma U.S. a termination fee, or the Company Termination Fee, of $1.2 million. Specifically, the Company Termination Fee is payable if: (i) the Company terminates the Merger Agreement in order to enter into a definitive written agreement with respect to a Superior Company Proposal; (ii) Aurinia Pharma U.S. terminates the Merger Agreement following an Adverse Recommendation Change (as defined in the Merger Agreement); or (iii) (A) after the date of the Merger Agreement, a bona fide Company Takeover Proposal is publicly proposed or announced or shall have become publicly known or otherwise communicated to management of the Company or the board of directors of the Company, and such Company Takeover Proposal is not publicly withdrawn or, if not publicly proposed or announced, is not withdrawn, prior to the date that is two (2) business days prior to the final expiration date of the Offer, (B) the Merger Agreement is terminated by either Aurinia Pharma U.S. or the Company because the Offer Closing Time shall not have occurred on or before June 28, 2026, and (C) within twelve (12) months after such termination, the Company consummates any Company Takeover Proposal or enters into a definitive agreement with respect to any Company Takeover Proposal that is subsequently consummated.
If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use funds that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger with Aurinia Pharma U.S.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. A number of factors that are beyond our control could affect the total amount or the timing of these costs and expenses.

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.
Lawsuits may be filed challenging the disclosures relating to the Merger and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger may materially adversely affect our business, financial condition and operating results. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. In addition, others may seek to influence or challenge the proposed Merger. Any of the foregoing may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our business partners, or otherwise materially harm our operations and financial performance.
Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.
If the Offer and the Merger are completed, the holders of our common stock and In-the-Money Options will be entitled to receive one CVR per share of common stock (or per share of common stock underlying such In-the-Money Option), representing the right to receive contingent cash payments, subject to the terms and conditions of the CVR Agreement. Each CVR will represent a contractual right to receive additional value, if any, with respect to (a) the Company’s Closing Net Cash, if in excess of $50.0 million, (b) proceeds from the Enodia Asset Purchase Agreement, (c) proceeds from a Legacy Asset Transaction Agreement, (d) proceeds from the Everest Collaboration, and/or (e) any Legacy Asset Milestone and Royalty Proceeds, to the extent the related conditions to such payments are achieved within the time periods and subject to the conditions described in the CVR Agreement, or collectively, the CVR Proceeds. CVR Proceeds may be reduced by Permitted Deductions (as defined in the CVR Agreement), which include, among other things, applicable taxes imposed on Gross Proceeds (as defined in the CVR Agreement), reasonable and documented out-of-pocket costs and expenses incurred by Aurinia Pharma U.S. or its affiliates in connection with the applicable Legacy Assets (including research and development, technology transfer, prosecution, maintenance and enforcement costs), and costs and expenses incurred in connection with any Legacy Assets Transaction or business development efforts. The Legacy Assets Transaction Period ends on the second (2nd) anniversary of the Closing, and any Gross Proceeds attributable to a Legacy Assets Transaction Agreement entered into prior to the Legacy Assets Transaction Period, proceeds from the Everest Collaboration and proceeds from the Enodia Asset Purchase Agreement must become payable prior to the Expiration Date, which is the tenth (10th) anniversary of the Closing. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement as Permitted CVR Transfers, will not have any voting or dividend rights, and will not represent any equity or ownership interest in Aurinia Pharma U.S. or any of its affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the receipt of CVR Proceeds between the Closing and the Expiration Date (as defined in the CVR Agreement). If no CVR Proceeds are received during this time period, then no payments will be made under the CVRs, and the CVRs will expire valueless.
There can be no assurance that the Merger will be completed. If the Merger is not completed, our Board may pursue a dissolution and liquidation of the Company in connection with the Wind-Down Process. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations and the Wind-Down Process. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1†
Asset Purchase Agreement, dated as of March 6, 2026, between Enodia Therapeutics SAS and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on March 6, 2026).

2.2#
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
4.1
Amendment No. 3, dated as of March 30, 2026, to the Rights Agreement, dated as of October 17, 2024, by and between Kezar Life Sciences, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on March 30, 2026).

10.1
Form of Tender and Support Agreement, dated as of March 30, 2026, by and among Aurinia Pharma U.S., Inc., Aurinia Merger Sub, Inc., Kezar Life Sciences, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38542), filed with the Commission on March 30, 2026).

10.2
Lease Termination Agreement, dated as of April 1, 2026, by and between the Company and GNS South Tower, LP. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38542) filed with the Commission on April 3, 2026).

10.3+
Separation Agreement, dated as of April 1, 2026, between the Company and Christopher Kirk, Ph.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38542) filed with the Commission on April 3, 2026).

10.4+
Separation Agreement, dated as of April 1, 2026, between the Company and Marc Belsky (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38542) filed with the Commission on April 3, 2026).

10.5+
Separation Agreement, dated as of April 1, 2026, between the Company and Mark Schiller (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38542) filed with the Commission on April 3, 2026).

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
#     Certain annexes, exhibits and schedules have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
+    Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kezar Life Sciences, Inc. (Registrant)

Date: May 11, 2026	By:	/s/ Christopher Kirk, Ph.D.
Christopher Kirk, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Marc Belsky
Marc Belsky
Chief Financial Officer and Secretary (Principal Financial Officer)